Form 10-Q
period 1996-03-31
MOOVIES INC
filed 1996-05-15
CIK 946826

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(MARK ONE)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1996
                                       OR
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-26526


                                  MOOVIES, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                           57-1012733
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


                        201 BROOKFIELD PARKWAY, SUITE 200
                        GREENVILLE, SOUTH CAROLINA 29607
                    (Address of principal executive offices)
                                   (Zip code)

                                 (864) 213-1700
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
         (Former name, former address and formal fiscal year, if changed since last report)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No


The number of shares of common stock, par value $0.001 per share, outstanding at May 13, 1996 is 8,664,040.

                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                                  MOOVIES, INC.
                           Consolidated Balance Sheets

                                                                                    March 31,       December 31,
                             Assets                                                   1996               1995
                             ------                                                   ----               ----
                                                                                   (unaudited)

Current assets:
     Cash and cash equivalents                                                  $     5,570,084    $    3,563,788
     Receivables                                                                      1,737,596         2,780,214
     Merchandise inventory                                                            2,390,047         2,617,496
     Deferred income tax benefit                                                        308,224           984,136
     Prepaid rent                                                                     1,030,112           739,804
     Other                                                                            1,595,951         1,243,708
                                                                                  -------------     -------------
         Total current assets                                                        12,632,014        11,929,146

Videocassette rental inventory, net                                                  17,356,976        16,728,416
Furnishings and equipment, net                                                       11,116,831         9,858,952
Goodwill                                                                             30,535,285        29,080,621
Deposits and other assets                                                               916,183           622,361
                                                                                  -------------     -------------

                                                                                $    72,557,289    $   68,219,496
                                                                                  =============     =============


              Liabilities and Stockholders' Equity

Current liabilities:
     Line of credit                                                             $    12,795,934    $    2,500,000
     Notes payable                                                                      500,000         5,935,215
     Current portion of long-term debt                                                  448,971           481,064
     Accounts payable                                                                 8,330,138        10,567,375
     Accrued liabilities                                                              3,737,165         3,065,603
                                                                                  -------------     -------------
         Total current liabilities                                                   25,812,208        22,549,257

Long-term debt, less current portion                                                  3,698,356         2,410,987
Deferred income tax payable                                                           5,305,468         5,796,051
                                                                                  -------------     -------------
                                                                                     34,816,032        30,756,295

Commitments

Stockholders' equity:
     Preferred stock, $.001 par value; 1,000,000 shares
         authorized; no shares issued and outstanding                                        -                 -
     Common stock, $.001 par value; 25,000,000 shares
         authorized; issued and outstanding 8,658,532
         shares at March 31, 1996 and December 31, 1995                                   8,659             8,659
     Additional paid-in capital                                                      35,857,767        35,857,767
     Retained earnings                                                                1,874,831         1,596,775
                                                                                  -------------    --------------
         Total stockholders' equity                                                  37,741,257        37,463,201
                                                                                  -------------     -------------

                                                                                $    72,557,289    $   68,219,496
                                                                                  =============     =============

See accompanying notes to consolidated financial statements.

                                  MOOVIES, INC.

                      Consolidated Statements of Operations
                                   (unaudited)


                                                                      Three months ended March 31,
                                                                         1996              1995
Revenues:
     Rental revenues                                               $    16,957,403   $    1,114,672
     Product sales                                                       2,358,658          108,581
                                                                     -------------    -------------
                                                                        19,316,061        1,223,253

Operating costs and expenses:
     Operating expenses                                                 12,819,016          870,729
     Cost of product sales                                               1,537,095           92,392
     Selling, general and administrative                                 2,328,845          186,502
     Amortization of goodwill                                              361,084               -
                                                                     -------------    -------------
                                                                        17,046,040        1,149,623
                                                                     -------------    -------------


Operating income                                                         2,270,021           73,630

Interest expense                                                          (301,047)         (27,097)
Other, net                                                                 (20,900)              -
                                                                     -------------    -------------

Income before income taxes and cumulative
     effect of a change in accounting principle                          1,948,074           46,533

Income tax expense                                                         779,204               -
                                                                     -------------    -------------

Income before cumulative effect of a change in
     accounting principle                                                1,168,870           46,533

Cumulative effect of a change in accounting principle,
     net of taxes (note 2)                                                 890,814               -
                                                                     -------------    ------------

Net income                                                          $      278,056   $       46,533
                                                                     =============    =============

Earnings per share:
     Income before cumulative effect of a change
         in accounting principle                                    $          .13   $          N/A
     Cumulative effect of a change in accounting principle                     .10              N/A
                                                                     -------------    -------------

     Net income                                                     $          .03   $          N/A
                                                                     =============    =============

     Weighted average shares outstanding                                 8,976,332              N/A
                                                                     =============    =============



See accompanying notes to consolidated financial statements.

                                  MOOVIES, INC.

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                            Three months ended March 31,
                                                                                1996               1995
Operating activities:
     Net income                                                        $       278,056   $        46,533
     Adjustments to reconcile net income to net cash
         provided by operating activities:
              Cumulative effect of a change in accounting principle            890,814                -
              Depreciation and amortization                                  4,360,964           252,902
              Amortization of discount on long-term debt                            -             17,021
              Changes in operating assets and liabilities:
                  Receivables                                                1,296,993           (42,032)
                  Merchandise inventory                                        227,449            (5,615)
                  Other current assets                                        (642,551)               -
                  Deposits and other assets                                   (293,822)         (188,137)
                  Accounts payable                                          (2,237,237)          811,513
                  Accrued liabilities                                          271,562           (25,088)
                  Deferred income taxes                                        779,204                -
                                                                         -------------    --------------

                  Net cash provided by operating activities                  4,931,432           867,097
                                                                         -------------    --------------

Investing activities:
     Purchases of videocassette rental inventory, net                       (5,868,674)         (539,192)
     Purchases of furnishings and equipment                                 (1,483,893)         (163,612)
     Proceeds from the sale of the grocery division                            745,625                -
     Business acquisitions                                                  (2,434,187)               -
                                                                         --------------   --------------

                  Net cash used in investing activities                     (9,041,129)         (702,804)
                                                                         --------------   --------------

Financing activities:
     Proceeds from line of credit borrowings, net                           10,295,934                -
     Proceeds from issuance of long-term debt                                2,000,000           600,000
     Principal payments on long-term debt                                   (6,179,941)         (102,927)
     Capitalized initial public offering costs                                      -           (582,806)
     Capital/partner withdrawals, net                                               -            (73,027)
                                                                         -------------    --------------

                  Net cash (used in) provided by financing activities        6,115,993          (158,760)
                                                                         -------------    --------------

Increase in cash and cash equivalents                                        2,006,296             5,533

Cash and cash equivalents at beginning of period                             3,563,788           169,591
                                                                         -------------    --------------

Cash and cash equivalents at end of period                             $     5,570,084   $       175,124
                                                                         =============    ==============

Supplemental disclosure of cash flow information:

     Cash paid for interest                                             $       58,007   $        26,114
                                                                         =============    ==============

See accompanying notes to consolidated financial statements.

                                  MOOVIES, INC.
                    NOTES TO CONDENSED FINANCIAL INFORMATION


(1)      Basis of Presentation

         Moovies currently operates 158 video specialty superstores located in Georgia, South Carolina, North Carolina, Virginia, Pennsylvania, New Jersey, New York, Connecticut, Ohio, Iowa and Colorado. Moovies' superstores rent and sell a wide range of videos and video games, rent video players and video game equipment, and sell video accessories such as blank cassettes, cleaning equipment and a variety of confectionery items.

         The interim financial information included herein is unaudited. The financial information for the three month period ended March 31, 1995 reflects the operations of Tonight's Feature Limited Partnership II ("Tonight's Feature" or the "Predecessor") which was operated as a partnership for income tax purposes. Accordingly, income taxes were paid by the Predecessor's general partners and the Predecessor had no income tax liability. Moovies, Inc. (the "Company") was incorporated in November 1994 for the purpose of entering into agreements to acquire video specialty stores, consummating an initial public offering of stock and operating video specialty stores. In August 1995, concurrently with the completion of an initial public offering of Company stock, the Predecessor was merged into Moovies, Inc. The financial information for the three month period ended March 31, 1996 reflects the operations of the Company. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures made are adequate to make the information presented not misleading. This financial information should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K which was previously filed with the SEC. Other than as indicated herein, there have been no significant changes from the financial data published in that report. In the opinion of management, such unaudited information reflects all adjustments, consisting only of normal recurring accruals and other adjustments as disclosed herein, necessary for a fair presentation of the unaudited information. The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

 (2)     Change in Amortization Method for Videocassette Rental Inventory

         Effective January 1, 1996, the Company adopted an accelerated method of amortizing its videocassette rental inventory. Under this new method, videocassette rental inventory, which includes video games, is stated at cost, including the related costs to prepare such videocassettes for rent, and is amortized over its estimated economic life of 36 months, to its estimated salvage value ($6 per videocassette during 1996). All copies of new release videocassettes are amortized on an accelerated basis during their first four months to an average net book value of $15 and then on a straight-line basis to their estimated salvage value of $6 over the next 32 months.

         The method for calculating amortization of videocassette rental inventory in 1995 was as follows: videocassettes that are considered base stock ("catalog titles"), together with related costs to prepare them for rent, are amortized over 36 months on a straight-line basis. New release videocassettes are amortized as follows: the tenth and any succeeding copies of each title per store are amortized over nine months on a straight-line basis; the fourth through ninth copies of each title per store are amortized 40% in the first year and 30% in each of the second and third years; and copies one through three of the titles per store are amortized as base stock.

         The new method of amortization was adopted because the Company believes that (i) accelerating expense recognition for new release videocassettes during the first four months more closely matches the typically higher revenue generated following a title's release, (ii) $15 represents a reasonable average carrying value for tapes to be rented or sold after four months, and (iii) $6 represents a reasonable salvage value for all tapes after 36 months.

         The new method of amortization has been applied to videocassette rental inventory that was held at January 1, 1996. The cumulative effect of the change as of January 1, 1996 was to reduce net income for the quarter ended March 31, 1996 by $890,814 net of income taxes of $593,876. The application of the new method of amortizing videocassette rental inventory increased first quarter 1996 amortization expense for the quarter ended March 31, 1996 by approximately $575,000 and reduced net income by approximately $345,000 and earnings per share by $0.04.

 (3)     Acquisition and Pending Acquisitions

         SHOWTIME. In March 1996, the Company acquired the "Showtime Video" chain of five stores in an asset purchase transaction for aggregate consideration of approximately $2.4 million in cash. Showtime operates three stores in Fort Collins, Colorado, one in Boulder, Colorado, and one in Greeley, Colorado.

         PREMIERE. In April 1996, the Company signed an asset purchase agreement to purchase certain assets and business of American Multi-Entertainment, Inc. d/b/a Premiere Video ("Premiere Video") for a purchase price of approximately $11.5 million, consisting of $8.9 million in cash at closing and a final payment of $2.6 million payable in January 1997 which will be secured by a bank letter of credit. Premiere Video operates 23 stores in Minnesota, Iowa, Wisconsin, South Dakota and Nebraska. The Company's obligation to complete the acquisition is contingent upon the availability of financing on terms acceptable to the Company. The Company anticipates closing the acquisition concurrently with the completion of a public offering of stock (see note 4), however, there can be no assurance that the acquisition will be consummated.

(4)      Subsequent Event

         On May 1, 1996 the Company filed a Registration Statement with the SEC covering the possible issuance and sale by Moovies of up to 3,200,000 shares of Common Stock. If the offering is completed, the Company intends to use $8.9 million of the proceeds therefrom to fund the acquisition of Premiere Video. The balance of the net proceeds will be added to the Company's working capital and will be available for general corporate purposes, including new store openings, possible future acquisitions and conversion of newly acquired stores to the Moovies logo and format.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company's results of operations for the three months ended March 31, 1995 reflect only the operations of the Predecessor. The results of operations for the three months ended March 31, 1996 reflect the operations of the Company and include the results of the "Showtime Video" acquisition from and after its acquisition date.

REVENUES. Revenues increased $18,093,000, or 1,479.4%, for the three months ended March 31, 1996 to $19,316,000 compared to revenues of $1,223,000 for the same period in 1995. The increased revenues were a result of the additional stores acquired and opened by the Company concurrently with and subsequent to the initial public offering in August 1995. Product sales as a percentage of total revenues increased to 12.2% for 1996 compared to 8.9% for 1995. This increase is the result of greater emphasis by certain acquired companies on product sales, including video game sales. In March 1996, the Company sold its supermarket operation for an amount approximating its net book value. The supermarket operation had revenues of approximately $355,000 in the quarter ended March 31, 1996.

OPERATING COSTS AND EXPENSES. Operating expenses increased $11,948,000 to $12,819,000 for the three months ended March 31,1996 compared to $871,000 for 1995. Operating expenses as a percentage of total revenues were 66.4% for 1996 compared to 71.2% for 1995. This decrease was primarily the result of increased revenues from product sales in 1996 without a corresponding increase in operating expenses, partially offset by the impact of the change in the method of amortization of videocassette rental inventory as described in note 2 to the consolidated financial statements included herein. The new method of accounting accelerates the amortization of videocassette rental inventory.
The Company anticipates that the amortization for the last three quarters of 1996 will be greater under the new method of amortization than it would have been under the previous method.

Cost of product sales increased $1,445,000 to $1,537,000 for 1996 compared to $92,000 for 1995. This increase is directly related to the increase in product sales. Cost of product sales as a percentage of product sales was 65.2% for the three months ended March 31, 1996 compared to 85.1% for 1995. This decrease is the result of closer management of product sales by certain acquired companies and increasing the mix of higher margin items.

General and administrative expenses increased $2,142,000 to $2,329,000 for 1996 compared to $187,000 for 1995, reflecting the acquisitions and additional store openings. General and administrative expenses as a percentage of total revenues were 12.1% for 1996 compared to 15.3% for 1995. The percentage decrease, despite the increase in the amount of general and administrative expenses, reflects the effect of spreading these expenses over significantly greater revenues.

INTEREST EXPENSE. Interest expense increased $274,000 to $301,000 for 1996 from $27,000 for 1995. The increase is related primarily to (i) the issuance in April 1995 of a $1.5 million note payable, which was incurred to provide financing for the completion of the Company's initial public offering and (ii) additional borrowings under the Company's line of credit agreements and subordinated credit facility.

INCOME TAX EXPENSE. The Company had no income tax expense for the three months ended March 31, 1995 because the Predecessor operated as a partnership for income tax purposes. Income tax expense for the three months ended March 31, 1996 was approximately $779,000, representing an effective income tax rate of 40%.

Liquidity and Capital Resources

The Company's primary long-term capital needs are for opening and acquiring new stores. The Company expects to fund such needs through cash flows from operations, borrowing under credit facilities, operating equipment leases and the net proceeds from the sale of debt and equity securities.

In December 1995 and January 1996 the Company borrowed a total of $6.5 million under an existing revolving credit facility from a bank. The proceeds were used to fund the cash portion of certain acquisitions. In addition, in January 1996 the Company borrowed $2.0 million under a subordinated credit facility (the "Subordinated Credit Facility"), which is subordinated to the Company's revolving credit facility. Borrowings outstanding under this Subordinated Credit Facility bear interest at an annual rate equal to 13% and mature in January 2001. In conjunction with this financing, the Company issued the lender a warrant to purchase 20,000 shares of Common Stock at an exercise price of $10.80 per share.

In March 1996, the Company signed a revolving credit facility (the "Facility") for up to $22.5 million to replace its existing credit facilities. The available amount of the Facility will reduce quarterly beginning on March 31, 1997 with final maturity of June 30, 1998. The interest rate of the Facility is variable based on LIBOR and the Company may repay the Facility at any time without penalty. As of March 31, 1996, the Company had outstanding borrowings of $12.8 million and had $4.2 million available under the Facility. The remaining
$5.5 million is expected to become available upon the completion of the proposed public offering and the proposed acquisition of the Premiere
Video chain as described below. The Company intends to use $2.6 million of the line of credit to support a letter of credit to secure the final payment due in January 1996 for the Premiere Video acquisition.

The Company funds its short-term working capital needs, including the acquisition of videos and other inventory, primarily through cash from operations. The Company expects that cash from operations will be sufficient to fund future video and other inventory purchases and other working capital needs. Under generally accepted accounting principles, rental inventories are treated as non-current assets because they are not assets that are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of the Company's revenue, the classification of these assets as noncurrent excludes them from the computation of working capital. The cost of video inventory purchases, however, is reported as a current liability until paid, and accordingly, is included in the computation of working capital. Consequently, the Company believes working capital is not an appropriate measure of its liquidity and it anticipates that it will operate with a working capital deficit during 1996.

The Company's capital expenditures during the remainder of 1996 will focus on opening new stores, converting newly acquired stores to the Moovies name and logo and implementing a new MIS. The Company currently intends to open approximately 42 additional superstores in the last three quarters of 1996.
The Company estimates that the total cash required to open a new Moovies superstore, including store fixtures and equipment, leasehold improvements and rental and sale inventory, typically ranges from $250,000 to $300,000 per superstore. In addition, the Company estimates that the aggregate cost of converting recently acquired stores to the Moovies name and logo will be approximately $2.5 million. The Company's MIS is currently being used in approximately 125 video specialty stores that were acquired. In 1996, the Company intends to replace the various systems used by its other stores with this system and to improve the computerized information systems at the corporate offices at an estimated aggregate cost of approximately $1.0 million.

In April 1996, the Company signed an asset purchase agreement to acquire the Premiere Video chain. Pursuant to the asset purchase agreement, the Company will pay $8.9 million in cash concurrently with the closing of a proposed second offering. The Company intends to fund the cash portion of the purchase price with proceeds from the proposed offering. In addition, the Company will make a final payment of $2.6 million in January 1997. The Company's obligation to make this payment will be secured by a letter of credit.

The Company believes that cash from operations and borrowing availability under its existing credit facilities will be sufficient to fund its existing operations, including its planned capital expenditures and new store openings, through December 31, 1996.

On May 1, 1996 the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-1 to register a proposed underwritten offering of 3.2 million shares of the Company's common stock (and an additional 480,000 shares to cover over-allotments). The proceeds from the proposed offering would enable the Company to fund the acquisition of Premiere Video and give the company flexibility to pursue additional acquisitions and store openings.

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities.

     (a) None

     (b) None

Item 3.  Defaults Upon Senior Securities.

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

     (a) None

     (b) None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K

     (a) See Index to Exhibits.

     (b) None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on May 13, 1996.

                           MOOVIES, INC.

                           By:      /s/ John L. Taylor
                                    John L. Taylor
                                    President and Chief Executive Officer
                                    (principal executive officer)

                           By:      /s/ F. Andrew Mitchell
                                    F. Andrew Mitchell
                                    Chief Financial Officer and Director
                                    (principal financial officer)

                                  EXHIBIT INDEX

(a) The following exhibits, which are furnished with this Form 10-Q, are filed as part of this Form 10-Q:


EXHIBIT NO.                EXHIBIT DESCRIPTION
3.1                        --Restated Certificate of Incorporation of Moovies, Inc.
                           (Incorporated by reference to Exhibit 3.1 in the Company's
                           Registration Statement on Form S-1 (No. 33-93562))

3.2                        --Restated Bylaws of Moovies, Inc.

10.2.1                     --Letter Agreement dated January 16, 1996 between
                           Moovies, Inc. and Baker & Taylor Entertainment, a division of Baker & Taylor (Incorporated by reference to Exhibit 10.3.1 in the Company's Annual Report on
                           Form 10-K for the year ended December 31, 1995)

11.1                       --Statement Re Computation of Per Share Earnings

18.1                       --Letter Re Change in Accounting Principle

27.1                       --Financial Data Schedule