Form 10-K/A
period 1995-12-31
MOOVIES INC
filed 1996-06-27
CIK 946826

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 FORM 10-K/A-1

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934 [NO FEE REQUIRED]

For the transition period from             to

Commission file number 0-26526

                                 MOOVIES, INC.
             (Exact name of registrant as specified in its charter)

                           DELAWARE                                                     47-1012733
                (State or other jurisdiction of                                      (I.R.S. Employer
                incorporation or organization)                                      Identification No.)

                       201 BROOKFIELD PARKWAY, SUITE 200
                           GREENVILLE, SOUTH CAROLINA
                    (Address of principal executive offices)

                                     29607
                                   (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (864) 213-1700

          Securities registered pursuant to Section 12(b) of the Act:

                    TITLE OF EACH CLASS                                NAME OF EACH EXCHANGE ON WHICH REGISTERED
                            None                                                     Not Applicable

          Securities registered pursuant to Section 12(b) of the Act:

                         COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $90,959,701 at March 26, 1996 (6,615,251 shares). The number of common shares outstanding at March 26, 1996 was 8,658,532 (exclusive of treasury shares).

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement to be mailed to stockholders in connection with the registrant's 1996 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-13.

                                     PART 1

ITEM 1. BUSINESS

GENERAL


     As of December 31, 1995, Moovies, Inc. (the "Company") operated 148 video specialty stores located in South Carolina, North Carolina, Georgia, Virginia, Ohio, New Jersey, New York, Connecticut, Pennsylvania and Iowa. The Company's stores rent and sell a wide range of videos and video games, rent video players and video game equipment, and sell video accessories such as blank cassettes, cleaning equipment and a variety of confectionery items. Twenty-seven of the Company's stores, all of which were superstores, were operated under the Moovies format at year end. The Company expects to complete conversion of its remaining video speciality stores to the Moovies name and logo by July 31, 1996.


     Tonight's Feature Limited Partnership II, the Company's predecessor (the "Predecessor"), opened its first store in 1989 and in 1992 introduced the Moovies superstore format which was the prototype for the Company's stores. The Company was incorporated in November 1994 for the purpose of entering into agreements to acquire video specialty stores and consummating an intitial public offering of stock. In June 1995, the Company entered into definitive acquisition agreements with nine selling groups to acquire 76 video specialty stores (the "Initial Acquisitions") located in Georgia, Virginia, New Jersey, North Carolina, Ohio, New York, Connecticut and Pennsylvania. Concurrently with the completion of its initial public offering in August 1995, the Predecessor's corporate general partner was merged into the Company and the Initial Acquisitions were consummated. Since the Company's initial public offering and prior to year end, the Company has acquired 48 additional video specialty stores in six separate acquisitions (the "Recent Acquisitions") (the Initial Acquisitions and the Recent Acquisitions collectively, the "Acquisitions").

BUSINESS AND EXPANSION STRATEGY

     The key elements of the Company's business and expansion strategy are as follows:


     SUPERSTORES. The Company believes that focusing on the superstore format will enhance the Company's profitability. Superstores are defined in publicly available published reports ("Industry Reports") on the video store industry by independent parties, as stores carrying 7,500 or more tapes, including 4,500 titles. The Company believes that the superstore format is generally the most profitable store format. All of the Company's stores are superstores. The most significant advantages of the superstore format include the following:


          (Bullet) A broader selection of titles and greater availability of new releases, which generate increased customer traffic;

          (Bullet) Sufficient floor space to develop categories and themes and to create an entertaining environment; and

          (Bullet) Reduced labor costs (the Company's highest operating expense) as a percentage of revenues.

     These characteristics enable superstores to produce revenues and profit levels sufficient to justify paying the generally higher lease rates of preferred store locations.

     CUSTOMER SERVICE. The Company seeks to provide a high level of customer service at each of its stores. The Company offers a broad selection of new releases and catalog product, is committed to offering more copies of the newest releases than many of its competitors, provides customers with personalized attention and maintains a fun, family-oriented environment centered around the central "Moovies" theme.

     GEOGRAPHIC CONCENTRATION. The Company generally concentrates its new store openings and activities in the areas in which other Moovies stores are located to maximize operating efficiencies. The Company believes that this geographic concentration allows the Company to more easily monitor store operations through its area management structure and to achieve operating efficiencies in inventory management, marketing, distribution, training and store supervision. Since the Company operates multiple stores, it is able to receive relatively large aggregate cooperative advertising credits from its distributors. The Company receives cooperative advertising credits for each store it operates, and by operating multiple stores in a single geographic market, the Company can more effectively use cooperative advertising credits to maximize the impact of its advertising.

     NEW STORE DEVELOPMENT. The Company intends to expand its operations through new store openings. The Company opened 15 new Moovies format superstores from its initial public offering through December 31, 1995 and closed two stores. The Company anticipates opening approximately 50 new superstores by the end of 1996, principally in markets with multiple shopping areas and a sufficient population base to support more than one video specialty store operator. The Company generally expects to open these stores in geographic areas where the Company is already operating stores and attractive acquisition opportunities are not available. The Company currently estimates that the total cash required to open a new

Moovies superstore, including store fixtures and equipment, leasehold improvements and rental and sale inventory, typically ranges from $250,000 to $300,000 per superstore.

     TARGETED ACQUISITIONS. The Company believes that acquiring clusters of superstores in targeted market areas is a cost-effective means of entering a new market, particularly when the stores are in desirable locations. The Company does not concentrate its acquisition activities on specific regions of the country, preferring instead to evaluate opportunities as and where they arise. Because of a recent trend toward consolidation in the industry, the Company believes smaller chain operators perceive the need to join larger organizations for enhanced access to working capital, marketing efficiencies and other economies of scale to compete successfully in the future. This has created an opportunity for the Company to grow further through acquisitions, and as a result, the Company believes that it will continue to be presented with attractive acquisition opportunities.

MOOVIES STORES

     The following table provides geographic information about the number of existing stores in each state as of December 31, 1995.

STATE                                                                      NUMBER OF STORES
South Carolina..........................................................           32
Ohio....................................................................           21
Virginia................................................................           20
Georgia.................................................................           18
North Carolina..........................................................           16
Iowa....................................................................           15
Pennsylvania............................................................           14
New York................................................................           10
New Jersey..............................................................            1
Connecticut.............................................................            1
  Total.................................................................          148


     The Company's management structure is designed to enhance the overall performance of the Company's video specialty stores by providing more consistent and supportive supervision of store operations. The Company's operations are divided into four areas, each of which has district managers responsible for store operations within the region. Each of the Company's stores is managed by a full time store manager, who typically has one assistant manager.


     Management believes that the concentration of the Company's stores in clusters enhances the Company's control of its store operations and enables the Company to respond more quickly to changing market conditions. Because the Company's stores are geographically concentrated, area managers typically visit stores within their respective areas at least twice a month. These visits are made to ensure adherence to Company-specified operating standards and to discern current market information. In addition, area managers meet on a regular basis with other senior management at the Company's headquarters to discuss their operations. The Company believes that these meetings facilitate prompt decision-making and enable the Company to respond rapidly to changing market conditions and consumer demand.


     In choosing new store sites, the Company considers such factors as visibility, access, traffic volume, consumer demographics and convenience to residential neighborhoods, regardless of the proximity of competing video specialty stores. Company superstores are generally located in trade areas with populations of more than 25,000, such as suburbs of metropolitan markets. The Company's stores have generally performed well in close proximity to competing superstores, which the Company believes is due in part to unsatisfied market demand. The Company's stores generally are located in stand-alone sites or strip shopping centers for heightened visibility, with a preference for end-cap locations. The Company's stores range in size from approximately 3,000 to 11,300 square feet, with an average size of approximately 5,700 square feet. Most of the stores are leased pursuant to leases with terms ranging from one to ten years and varying renewal options. The Company is responsible for taxes, insurance and utilities under most of these leases. Generally, the Company's stores are open seven days a week, from 10:00 a.m. to 11:00 p.m.



     As a result of one of its acquisitions, the Company supplied and managed the video inventory of video departments located in approximately 80 supermarkets in several states. The Company generally received 75% of the revenues from such operations. In 1995, the revenues received by the Company from the supermarket operations of the entity acquired were approximately $456,000. The Company sold this business in March 1996 to enable the Company to focus its resources on the operation of video specialty stores.

INITIAL ACQUISITIONS

     Set forth below is a brief description of each of the Initial Acquisitions which were consummated concurrently with the initial public offering:

     FIRST ROW. Under a Merger Agreement, Moovies, Inc. acquired from First Row Video, Inc. and Video Game Trader, Inc. (collectively, "First Row and Game Trader") 24 video specialty stores and certain related operations. All of the stores and outlets are located in Eastern Ohio and Western Pennsylvania.

     MOVIE STARS. Under an Asset Purchase Agreement, Moovies, Inc. acquired from Movie Stars Entertainment Corp. ("Movie Stars") ten video specialty stores. Nine stores are located in Poughkeepsie, New York and its surrounding area and the tenth store is located in Fairfield, Connecticut.

     VIDEO EXPRESS. Under a Merger Agreement, Moovies, Inc. acquired from PARR-Four, Inc. ("Video Express") ten video specialty stores located in the Norfolk, Virginia area.

     VIDEO STARS. Under a Merger Agreement, Moovies, Inc. acquired from BREM, Inc. ("Video Stars") eight video specialty stores located in the Norfolk, Virginia area.

     VIDEO WAREHOUSE 1. Under an Asset Purchase Agreement, Moovies, Inc. acquired from Lott's Video Warehouse of Athens, Inc. and four other related corporations (collectively, "Video Warehouse 1") five video specialty stores located in Northern Georgia.

     VIDEO WAREHOUSE 2. Under Asset Purchase Agreements and Merger Agreements, Moovies, Inc. acquired from Video Warehouse of Augusta #1, Inc. and six related partnerships and corporations (collectively, "Video Warehouse 2") seven video specialty stores located in Southern Georgia.

     KING VIDEO. Under a Merger Agreement, Moovies, Inc. acquired from King Video, Inc. ("King Video") five video specialty stores located in Blacksburg, Virginia and its surrounding area.

     L.A. VIDEO. Under an Asset Purchase Agreement, Moovies, Inc. acquired from L.A. Video, L.A. Video of Upper Dublin, Inc. and L.A. Video of Aldan, Inc. (collectively, "L.A. Video") five video specialty stores located in suburban areas of Philadelphia, Pennsylvania.

     PLANET VIDEO. Under an Asset Purchase Agreement, Moovies, Inc. acquired from Planet Video, Inc., and a related corporation, XIMPEC, Inc. (collectively, "Planet Video") two video specialty stores located in Drescher, Pennsylvania and Trenton, New Jersey.

RECENT ACQUISITIONS

     Since the Company's initial public offering, the Company has acquired an aggregate of 53 video specialty stores in seven acquisitions. These acquisitions included the acquisition of the "Movies to Go" chain of 13 stores in September 1995, the "Pic-A-Flick" chain of 23 stores in December 1995, the "Movie Store" chain of eight stores in December 1995, the "Showtime" chain of five stores in March 1996 and several smaller acquisitions.


     In September 1995, the Company acquired the "Movies to Go" chain of 13 stores and certain related operations located in Iowa ("Moovies to Go") through a merger transaction for aggregate consideration of 344,421 shares of common stock of the Company, the assumption of approximately $685,000 in debt, and approximately $1,420,000 in cash. The Company paid the cash portion of the consideration with proceeds from its initial public offering.



     In December 1995, the Company acquired the "Pic-A-Flick" chain of 23 stores located in North and South Carolina ("Pic-A-Flick Group") through a merger and asset purchase transaction with eight corporations for aggregate consideration of 336,134 shares of common stock of the Company and notes in the aggregate principal amount of $5,000,000, due January 5, 1996 (which were secured by letters of credit from a bank and subsequently repaid using proceeds from borrowings under the line of credit).



     In December 1995, the Company acquired the "Movie Store" chain of eight stores located in the Atlanta metropolitan area ("Movie Store Group") through merger and asset purchase transactions for aggregate consideration of 161,449 shares of the Company's Common Stock, the assumption of approximately $270,000 in debt ($166,000 of which was repaid at closing), $190,000 in cash, and a promissory note in the principal amount of $435,215 due January 5, 1996 and a promissory note in the principal amount of $468,650 with five installments of $93,730 each due quarterly from April 1, 1996 through April 1, 1997. Under the terms of the merger and asset purchase agreements, the Company is required to issue up to a maximum of 42,580 additional shares if the Company's closing trading price does not equal and/or exceed $14.375 for a ten consecutive trading day period between December 21, 1995 and September 3, 1996. If at any time during this period the price does exceed $14.375 for a consecutive ten day period, the Company's contingent obligation to issue these additional shares will terminate. The Company paid the cash portion of the consideration with borrowings under its line of credit with a bank. The $435,000 note was repaid in January 1996 with borrowings under the line of credit.



     In March 1996, the Company acquired the "Showtime Video" chain of five stores in an asset purchase transaction for aggregate consideration of approximately $400,000 in cash and a $1.9 million note payable. The Company paid the cash portion of the consideration and repaid the note in April 1996 with borrowings under its line of credit. Showtime operates three stores in Fort Collins, Colorado, one in Boulder, Colorado, and one in Greeley, Colorado.


MERCHANDISING

     A typical Company superstore carries a broad selection of new release titles (videos released in the last 12 months) and approximately 8,500 catalog titles (generally, videos in release for over 12 months). Each store has a few special interest titles, covering subjects such as sports, exercise and education, which are selected by management to appeal to the customer base in the particular store's market area. Movies are listed and displayed alphabetically within each category. In 1995, over 82% of the Company's net revenues were derived from the rental of videos and video games. In 1995, over 17% of the Company's net revenues were derived from the sale of videos, including previously rented videos, video games and other products.

     As of December 31, 1995, 27 stores were operated under the Moovies name and logo. The Company intends to operate all of its video specialty stores under the Moovies name and logo and will complete conversion of its stores by June 30, 1996. Moovies stores feature distinctive signs and colorful awnings on the store's exterior and interior. The Company's signature interior features a video wall displaying 16-20 televisions in block formation. Whimsical category titles such as "Mooving On" (travel), "Moo-Dun-It" (mystery), "Cowboys" (westerns), "Kung Moo" (martial arts) and "Moosicals" (musicals) direct customers to their preferred titles. "Moo Releases" (new releases) are displayed alphabetically along the perimeter of each store for easier selection by customers. The Company's new prototype store will incorporate a children's section complete with a monitor playing children's videos.

     The Company generally has a three day, two night rental term for new releases and catalog titles. While the Company is committed to offering more copies of popular new releases than its competitors, the Company also believes that these rental terms tend to keep new releases readily available. In the case of a major box office hit offered for rental, the Company typically orders 20 to 40 copies of that title for each store and may order as many as 200 copies for a single store. For each superstore, the Company bases the selection and quantity of videos on demographic data for the region or neighborhood in which the store is located, as well as the past or projected performance of that store. Upon conversion to the Moovies format, the Company's stores will not rent or sell "X" rated movies. The Company is in the process of phasing out the limited number of "X" rated videos that were acquired in connection with the Initial Acquisitions. The Company assesses late fees for videos returned beyond the initial term.

SUPPLIERS


     The video inventory in each of the Company's stores consists of catalog and new release titles, which it either purchases or rents. The Company purchases approximately 83% of its new release videos and all of its catalog videos directly from video wholesalers. The Company purchases from such wholesalers rather than directly from movie studios because the Company believes that the cost savings of direct purchases would not offset the expense to the Company of establishing its own distribution system. Currently, the typical cost of new release videos purchased by the Company is approximately $60 to $67 for titles the Company will rent and $8 to $17 for titles acquired for immediate resale as well as for rental. Catalog titles also typically cost from $8 to $17. The Company has selected two primary suppliers to fulfill the majority of its video needs. The Company believes that if its relationships with its primary suppliers are terminated, the Company could obtain videos from other suppliers at prices and on terms comparable to those available from its current suppliers.


     The Company also rents new release titles under revenue sharing arrangements. The Company presently spends approximately 20% of its new release budget to obtain new releases from Rentrak pursuant to a revenue sharing agreement which expires in 2005. Under this agreement, the Company is obligated to obtain a minimum annual dollar amount of new release titles from Rentrak, and to the extent that the Company elects to obtain a new release title from Rentrak, it must obtain all copies of that title from Rentrak. Approximately 50% of new release titles available through normal distribution channels in any given period are also available through Rentrak as a result of its supplier relationship with certain movie studios. During the revenue sharing period, which is generally one year (but does not exceed two years) per title, the movie studio retains ownership of the video and the Company shares the rental revenue with Rentrak rather than purchasing the video for a fixed cost. In addition, the Company must make an initial payment of from $8 to $10 per video obtained pursuant to this agreement. At the end of the revenue sharing period for a title, the Company has the option to purchase the copies of that title, generally for less than $5 per copy. Revenue sharing allows the Company to order a large number of copies to meet most of the temporarily heavy demand that exists during the first few weekends after a title's release. In addition, revenue sharing reduces the risk that the Company will be unable to recover the acquisition cost of a video through rental revenue before the popularity of the title declines significantly. In order to obtain the full benefits of the Rentrak revenue sharing arrangement, the Company must correctly estimate the number of new releases that it should lease from Rentrak. To the extent that the Company obtains too many new release videos, the Company's profits under the revenue sharing arrangement for such releases may be adversely affected.

MARKETING AND ADVERTISING

     The Company markets its stores and merchandise through radio and direct mail and to a lesser extent through newspaper advertising, discount coupons, celebrity appearances and promotional materials. The Company also publishes a proprietary monthly video guide designed to help customers determine what videos to watch. The cost of these activities is primarily funded through advertising allowances and market development funds that the Company receives from its video wholesale suppliers. In addition, the Company benefits from the advertising and marketing of studios and theaters in connection with their efforts to promote films and increase box office revenues. The Company's advertising emphasizes the stores' selection, service and value and also promotes the Company's family orientation.

INVENTORY

     The Company aggressively manages its store inventory. In each of its markets, management seeks to maintain the largest selection of new releases and catalog product consistent with maximization of store profitability. Buying decisions are made centrally and are based on the size of the active customer base, new release dates, box office results, industry newsletters and management's knowledge of the popularity of certain types of movies in its markets. The Company believes that centralized buying allows it to obtain better volume discounts. To maximize customer satisfaction and store profitability, rentals are monitored on a daily basis in each store, enabling the Company to reallocate videos and video games among stores to respond to customer demand.

MANAGEMENT INFORMATION SYSTEMS

     The Company is installing a new management information system ("MIS"). Presently, the new system is installed in approximately 100 stores. The Company expects the new system to be implemented in all of the stores it now operates within the next three months. The new MIS uses a point-of-sale ("POS") computer located at each store that records all rental and sale information upon customer checkout using scanned bar code information and updates such information when the videos and video games are returned. This POS system is tied to a computerized information system at the corporate offices. The Company believes data generated by the MIS will help management monitor store operations and inventory more effectively and at lower cost than the previous systems. The Company also believes its ability to review rental history by title and location will assist it in making purchasing decisions with respect to new releases. The MIS can also enable the Company to perform its monthly physical inventory using bar code recognition, which is more efficient, more accurate and less costly than a manual count.

COMPETITION AND TECHNOLOGICAL OBSOLESCENCE

     The video retail industry is highly competitive. The Company's stores compete with other video specialty stores, including stores operated by regional and national chains, such as Blockbuster, and with other businesses offering videos and video games, such as supermarkets, pharmacies, convenience stores, bookstores, mass merchants, mail order operations and other retailers. Some of the Company's competitors, including Blockbuster, have significantly greater financial and marketing resources, market share and name recognition than the Company. In addition, the Company's stores compete with other leisure-time activities, including movie theaters, network and cable television, live theater, sporting events and family entertainment centers. However, many of these have a higher per-person cost than the rental of a video.

     The Company believes the principal competitive factors among participants in the video retail industry are store location and visibility, title selection, the number of copies of each new release available and customer service. While the Company does not believe that price is a significant competitive factor among video retailers, the Company believes that price is a significant factor relative to competition with movie theaters and other forms of entertainment. The Company's goal is to generally offer a high level of service and more titles and more copies of new releases than its competitors.

     The Company's stores also compete with Pay-Per-View cable television systems, in which home subscribers pay a fee to see a movie selected by the subscriber. Existing Pay-Per-View services offer a limited number of channels and movies and are generally available only to households with a converter to unscramble incoming signals. Recently developed technologies, however, permit certain cable companies, direct broadcast satellite companies, telephone companies and other telecommunications companies to transmit a much greater number of movies to homes in more markets as frequently as every five minutes, and are referred to as Near Video-on-Demand. These technologies, by providing alternatives to home video rentals and purchases, could have a material adverse effect on the Company's business. None of these technologies, however, currently have penetration in the consumer market as high as the estimated 80% penetration of the VCR nor currently represent as large a percentage of revenue to the movie studios as video specialty stores. Over the long term, further improvement in these technologies could lead to the availability of a broad selection of movies to consumers on demand, referred to as Video-on-Demand, at a price which is competitive with the price of video rentals, which could have a material adverse effect on the Company's financial condition and results of operations. Although the Company does not believe that these technologies represent a competitive threat to its business within the next five years, technological advances or changes in the manner in which movies are marketed, including the earlier release of movie titles to cable television or other distribution channels, could make these technologies more attractive and economical, which could have a material adverse effect on the business of the Company and on the Company's financial condition and results of operations.



EMPLOYEES


     As of December 31, 1995, the Company employed 1,875 persons, of whom 560 were employed on a full-time basis. None of the Company's employees are represented by a labor union, and the Company believes that its relations with its employees are good.

INTELLECTUAL PROPERTY


     The Company owns a number of trademarks and service marks that have been registered with the United States Patent and Trademark Office, including MOOVIES(Register mark). The Company has applied to register CLUB COW A BUBBA and HOLY COW WHATTA VIDEO STORE! for video rental services and promotional products related to its business. The Company considers its trade names and logos to be an important part of its business.



     In late 1995, the Company engaged the services of an advertising design firm which conducted market analyses and provided designs and design assistance resulting in refinements in the Company's signage, logos, and related materials. The Company and the advertising design firm disagreed as to the amount due for such services, and subsequent discussions resulted in the payment of approximately $129,000, which the Company believes fully discharged its obligations in respect of such services. However, the advertising firm has recently asserted ownership rights to certain designs that it helped develop, (which it asserts have been included in most of the Company's signage, logos and related materials) and has demanded that the Company cease its use of the subject designs or pay to obtain all such rights. The Company disputes the claims of the advertising firm and intends to defend vigorously any related legal action which may be instituted. Management believes that the ultimate resolution of this dispute will not have a material adverse effect on the Company's financial condition or results of operations.


ITEM 2. PROPERTIES


     All of the Company's stores are leased pursuant to leases with terms ranging from one to ten years, with varying option renewal periods and which range from 3,000 to 11,300 square feet. The Company anticipates that future stores will also be located on leased premises.


     The Company recently leased a new corporate headquarters located at 201 Brookfield Parkway, Greenville, South Carolina. This facility consists of an aggregate of approximately 25,000 square feet of office space.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not currently involved in legal proceedings that management believes could have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     None.

ITEM 6. SELECTED FINANCIAL DATA

     The selected historical financial data presented under the captions Statement of Operations Data and Balance Sheet Data of the Company for the years ended December 31, 1992, 1993, and 1994 have been derived from the financial statements of the Predecessor, which during 1995 was merged into the Company. The selected historical financial data presented under the captions Statements of Operations Data and Balance Sheet Data as of and for the year ended December 31, 1995 was derived from the consolidated financial statements of the Company. Such financial statements were audited by KPMG Peat Marwick LLP, independent certified public accountants. The selected financial data presented under the captions Statement of Operations Data and Balance Sheet Data as of and for the year ended December 31, 1991 are derived from the unaudited financial statements of the Predecessor. In the opinion of the Company, such unaudited financial statements reflect all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the results of operations and financial condition for such periods. The Pro Forma Operations Data does not purport to represent what the Company's results of operations would actually have been had such transactions actually occurred as of the dates indicated or to project the Company's results of operations for any future period. The Selected Financial Data and the Pro Forma Operating Data set forth below should be read in conjunction with the financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this filing.

                                                                                          YEARS ENDED DECEMBER 31,
                                                                                1991      1992      1993      1994      1995
                                                                                 (IN THOUSANDS,)EXCEPT PER SHARE AND OPERATING
                                                                                                                          DATA
STATEMENT OF OPERATIONS DATA (1):
Revenues:
  Rental revenues...........................................................   $1,728    $2,857    $3,579    $4,070    $20,309
  Product sales.............................................................      244       256       310       322      4,349
     Total..................................................................    1,972     3,113     3,889     4,392     24,658
Operating costs and expenses:
  Operating expenses........................................................    1,387     2,241     2,798     3,121     15,593
  Cost of product sales.....................................................      206       127       240       278      2,979
  General and administrative................................................      228       313       573       611      2,955
  Amortization of goodwill..................................................       --        --        --        --        148
Operating income............................................................      151       432       278       382      2,983
Non-operating income (expense):
  Interest expense, net.....................................................      (29)      (35)      (43)     (101)      (197)
  Other, net................................................................       --        --        --        --         25
Income before income taxes..................................................   $  122    $  397    $  235    $  281      2,811
Provision for income taxes..................................................                                             1,046
Net income..................................................................                                           $ 1,765
Net income per share........................................................                                           $  0.52
Weighted average shares used in computation.................................                                             3,395
PRO FORMA STATEMENT OF OPERATIONS DATA (2):
  Pro forma revenues........................................................                                 $59,709   $67,831
  Pro forma operating income................................................                                  5,651      7,482
  Pro forma income before income taxes......................................                                  5,403      7,217
  Pro forma net income......................................................                                 $3,296    $ 4,339
  Pro forma net income per share............................................                                 $ 0.37    $  0.48
  Weighted average shares used in computation...............................                                  8,860      8,960
OPERATING DATA:
  Number of stores at end of period.........................................        7         8         8         9        148
  Increase (decrease) in same store revenues (3)............................     18.2%     (6.5%)     8.2%     10.5%       1.4%

                                                                                                DECEMBER 31,
                                                                                1991      1992      1993      1994      1995
                                                                                               (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash and cash equivalents.................................................   $   89    $  151    $  242    $  170    $ 3,564
  Videocassette rental inventory, net.......................................      942       969       820       931     16,728
  Total assets..............................................................    1,520     1,660     1,644     2,098     68,219
  Long-term debt, less current portion......................................      187        22     1,078     1,309      2,411
  Total liabilities.........................................................      797       536     1,953     2,502     30,756
  Equity (deficit)..........................................................      723     1,124      (309)     (404)    37,463

(1) The Statement of Operations Data reflect the results of operations of the Predecessor for 1991 through 1994 and for a portion of 1995. During these periods the Predecessor was operated as a limited partnership and therefore had no income tax liability.

(2) The Pro forma Statement of Operations Data for the years ended December 31, 1994 and 1995 gives effect to the Acquisitions and the Company's initial public offering as if they had been completed as of the beginning of the indicated period.

(3) The increase (decrease) in same store revenues compares revenues from stores owned by the Company at the end of the indicated period open throughout both the indicated period and the corresponding period of the prior year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company opened its first video superstore under the "Moovies" name, logo and format in June 1992. As of December 31, 1995, the Company owned and operated 148 video specialty stores, including 27 under the "Moovies" name and logo, and certain related operations. The Company's revenues consist of rental revenues and product sales revenues. Rental revenues include revenue from rentals of videos, video games, video players and video game machines. Product sales revenues are derived from sales of videos and video games, including excess rental inventory, and confectionery and other items.

     Operating costs and expenses include operating expenses, cost of product sales, general and administrative expenses and amortization of goodwill. Operating expenses comprise amortization of videos purchased for rental, fees and lease expense for leased videos and all store expenses, including occupancy, payroll, store opening expenses and direct store promotions expenses.

     Videos and video games purchased by the Company for rental to its customers are stated at cost and amortized over their estimated economic lives with no provision for salvage value. Catalog titles (generally, videos in release for over 12 months), together with related processing costs to prepare them for rental, are amortized over 36 months on a straight-line basis. New release videos (videos released in the last 12 months) are amortized as follows: the first through third copies of each title per store are amortized as catalog titles; the fourth through ninth copies of each title per store are amortized 40% in the first year and 30% in each of the second and third years; and the tenth and any succeeding copies of each title per store are amortized over nine months on a straight-line basis. The Company adopted its current method of amortization for videos concurrently with the initial public offering and the Initial Acquisitions. This method was followed by the industry's major competitors and the Company adopted this method as the industry standard. Recently, a competitor has announced a change in its amortization method. The Company is reviewing this alternative method of amortization and may or may not choose to adopt it in future periods. At this time, the Company is unable to predict the impact such a change would have on its results of operations.

     Under its agreement with Rentrak, pursuant to which the Company leases videos for rental to its customers, the Company pays a handling fee of $8 to $10 for each video. During the revenue sharing period, which is generally one year (but does not exceed two years) the movie studio that supplies the video to Rentrak owns the video, and the rental revenues are shared by Rentrak and the Company on a predetermined basis. Generally, the percentage of rental revenue retained by the Company is fixed for the first sixty days of the revenue sharing period and is then set at a higher rate for the remainder of the term. The Company may also sell excess copies of a video title and share the sale proceeds with Rentrak on a predetermined basis. At the end of the revenue sharing period for a video title, the Company may purchase remaining copies of that title generally for less than $5 per copy. The handling fee per video is amortized on a straight-line basis over the revenue sharing period, and revenue sharing payments are expensed when incurred.

     Cost of product sales is comprised of cost of videos sold rather than rented to customers and the cost of confectionery and other products sold in the Company's stores. The cost of a video is measured at its amortized basis when sold, if previously used as a rental video, or at the Company's cost if purchased for sell-through, or at a varying basis if a leased product, depending upon when in the revenue sharing period it is sold.

     General and administrative expense is comprised of corporate office expenses, including office equipment and facilities costs, management salaries and benefits, advertising expense, professional fees and all other items of corporate expense.

     As described in Item I, Business, of this Form 10-K, the Company acquired 76 video specialty stores in August 1995 (the "Initial Acquisitions"). Since the stockholders and owners of each of the video chains acquired pursuant to the Initial Acquisitions were considered promoters as defined under Rule 1-02(s) of Regulation S-X and are stockholders who transferred assets and liabilities to Moovies, Inc. in exchange for Common Stock contemporaneously with the initial public offering, Moovies, Inc. recorded the assets and liabilities acquired in the Initial Acquisitions at the historical cost basis of the transferors in accordance with the provisions of Securities and Exchange Commission Staff Accounting Bulletin 48. As a result of recording the acquired assets at their historical cost basis, no goodwill was recorded by the Company in connection with the Initial Acquisitions.

     The Company acquired 48 video specialty stores after the Initial Acquisitions but prior to December 31, 1995 (the "Recent Acquisitions"). The video stores acquired in the Recent Acquisitions were recorded under the purchase method of accounting, and the excess of cost over the estimated fair value of the assets acquired of $29.2 million is being amortized over 20 years on a straight-line basis. The Initial Acquisitions and the Recent Acquisitions are collectively referred to as the "Acquisitions."

     The following table sets forth for the periods indicated (i) statement of operations data expressed as a percentage of total revenues and (ii) the number of stores open at the end of each period.

                                                                              YEARS ENDED DECEMBER 31,
                                                                              1993      1994      1995
STATEMENT OF OPERATIONS DATA:
Revenues:
  Rental revenues.........................................................     92.0%     92.7%     82.4%
  Product sales...........................................................      8.0       7.3      17.6
     Total................................................................    100.0     100.0     100.0
Operating costs and expenses:
  Operating expenses......................................................     71.9      71.1      63.2
  Cost of product sales...................................................      6.2       6.3      12.1
  General and Administrative..............................................     14.7      13.9      12.0
  Amortization of goodwill................................................       --        --       0.6
     Total................................................................     92.8      91.3      87.9
Operating Income..........................................................      7.2       8.7      12.1
Non-operating expense.....................................................    (1.1)     (2.3)     (0.7)
Income before income taxes................................................      6.1%      6.4%     11.4%
Number of stores open at end of period....................................        8         9       148

RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     The Company's results of operations for the years ended December 31, 1994 and 1995 reflect only the operations of the Predecessor for the period from January 1, 1994 to August 8, 1995 and include the results of the various Acquisitions from and after their respective acquisition dates.


     REVENUES. Revenues increased $20,266,000, or 461.5%, for 1995 to $24,658,000 compared to revenues of $4,392,000 for 1994. The increased revenues were primarily a result of the additional stores opened and acquired by the Company between August 8 and December 31, 1995. Aggregate same store sales for the Company, which include only the Predecessor's nine stores operated during all of 1994, decreased approximately $276,000, or 6.3%. However, aggregate same store sales on a pro forma basis, including all stores owned and operated by the Company at December 31, 1995, increased $748,000, or 1.4%. Product sales as a percentage of total revenues increased to 17.6% for 1995 compared to 7.3% for 1994. This increase is the result of greater emphasis by certain acquired companies on product sales, including video game sales. The Company believes that, because it intends to use leased product in the acquired stores and to use more of its excess rental tapes as inventory in new stores instead of offering such tapes for sale, rental revenues as a percentage of total revenues will be higher for the year ending December 31, 1996 than they were for the year ending December 31, 1995. The Company intends to focus its resources on its video specialty superstores. Accordingly, subsequent to the year ended December 31, 1995, the Company sold its supermarket video operation in March 1996 for an amount approximating its book value. The supermarket operations generated approximately $456,000 in revenues in 1995.


     OPERATING COSTS AND EXPENSES. Operating expenses increased $12,472,000 to $15,593,000 for 1995 compared to $3,121,000 for 1994. Operating expenses as a percentage of total revenues were 63.2% for 1995 compared to 71.1% for 1994. This decrease was the result of the superior store level operating expense efficiencies for the Company as compared to the Predecessor. The Company anticipates that operating expenses as a percentage of total revenues in 1996 will be generally consistent with those experienced in 1995.

     Cost of product sales increased $2,701,000 to $2,979,000 for 1995 compared to $278,000 for 1994. The increase is directly related to the increases in product sales. Cost of product sales as a percentage of product sales was 68.5% for the year ended December 31, 1995 compared to 86.3% for 1994. This decrease is the result of the Acquisitions' closer management of product sales and increasing the mix of higher margin items, including video games. The Company anticipates that the cost of product sales as a percentage of product sales for 1996 will be comparable to 1995 results, but may vary according to the mix of products sold.

     General and administrative expenses increased $2,344,000 to $2,955,000 for 1995 compared to $611,000 for 1994, reflecting the Acquisitions and additional store openings. General and administrative expenses as a percentage of total revenue were 12.0% and 13.9% for 1995 and 1994, respectively. The percentage decrease, despite the increase in the amount of general and administrative expenses, reflects the effect of spreading these expenses over significantly greater revenues. The

Company anticipates that 1996 general and administrative expenses will include incremental costs incurred in connection with the establishment of corporate infrastructure to support anticipated future growth.

     INTEREST EXPENSE, NET. Interest expense increased $96,000 to $197,000 for 1995 from $101,000 for 1994. The increase related primarily to the issuance of a $1.5 million note payable in mid April 1995 which was incurred to provide financing for the completion of the Company's initial public offering of Common Stock and the issuance of promissory notes in connection with one of the Initial Acquisitions. These expenses were offset by interest income earned on the excess cash received at the initial public offering, which was invested in short-term securities from August 8, 1995 through December 31, 1995. Interest expense for 1996 is expected to increase due to borrowings under the Company's proposed $22.5 million revolving credit facility in order to fund operations, new store openings and additional acquisitions.

     INCOME TAX EXPENSE. The Company had no income tax expense for 1994 or for 1995 through August 8 as the Predecessor was operated as a limited partnership. Income tax expense for 1995 was approximately $1,046,000, representing an effective income tax rate of 37.2%. The Company anticipates its effective income tax rate will be approximately 40% in 1996.

  YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31, 1993

     The Company's results of operations for the year ended December 31, 1994 reflect the operations of the Predecessor's eight stores plus one new store opened during the year. The results of operations for the year ended December 31, 1993 reflect the operations of eight stores during the entire year.


     REVENUES. Revenues increased $503,000, or 12.9%, to $4,392,000 for 1994 from $3,889,000 for 1993. Approximately $96,000 of the increase related to the opening of the new store during 1994. The remainder of the increase related to aggregate same store revenues increases of approximately $407,000, or 10.5%, for 1994. The increase in same store revenues in 1994 was attributable to a greater volume of customer transactions, which the Company believes resulted primarily from the ongoing implementation of its program of store upgrades which began in 1992. This program generally involved relocation to more prominent positions in strip centers or to stand-alone locations, improved store design, increased emphasis on more new release inventory and the change to the Moovies name, logo and format.


     OPERATING COSTS AND EXPENSES. Operating expenses increased $323,000 to $3,121,000 for 1994 from $2,798,000 for 1993. This increase corresponded to the increase in revenues in 1994 and was attributable to the new store opened during 1994, the relocation of two stores and the change to the Moovies name, logo and format. During this period, the Company changed the mix of inventory purchases, decreasing the use of leased product, which contributed to the reduction in operating expenses as a percentage of revenues from 1993 to 1994.

     Cost of product sales increased $38,000 to $278,000 for 1994 compared to $240,000 for 1993, corresponding to the increased revenues from product sales. Cost of sales as a percentage of product sales increased was 86.3% for 1994 compared to 77.4% for 1993. The increase was the result of the mix of product sales.

     General and administrative expenses increased to $610,000 for 1994 from $573,000 for 1993. General and administrative expenses as a percentage of revenues decreased to 13.9% for 1994 from 14.7% for 1993. This decrease was the result of the Company's increasing revenues without a similar level of increase in administrative cost.

     INTEREST EXPENSE. Interest expense was $101,000 for 1994 compared to $43,000 for 1993. This increase primarily resulted from a full year of amortization of the discount on the long-term debt payable to the limited partners in 1994 compared to only four months of discount amortization in 1993.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary long-term capital needs are for acquiring and opening new stores. The Company expects to fund such needs through cash flows from operations, borrowing under credit facilities, operating equipment leases and the net proceeds from the sale of debt and equity securities.

     In August 1995 the Company closed its initial public offering and received net proceeds of approximately $37.0 million. The proceeds were initially used
(i) to pay the $22.4 million cash portion of the Initial Acquisitions, which were closed concurrently on August 8, 1995, and (ii) to repay approximately $4.2 million of long-term indebtedness assumed in connection with the Initial Acquisitions and $1.4 million of long-term indebtedness of the Predecessor. The remaining amount, $8.9 million, was invested temporarily in short-term securities and was subsequently used to acquire and open additional superstores, acquire new sites, renovate older locations, purchase computer equipment and for general corporate purposes.

     In December 1995 and January 1996 the Company borrowed a total of $6.5 million under its existing revolving credit facility from a bank. The proceeds were used to fund a portion of the Recent Acquisitions. Borrowings outstanding under the revolving credit facility bear interest at the bank's prime rate plus 1.25% and interest is payable monthly. This facility terminates on July 15, 1996. Borrowings outstanding under the revolving credit facility are secured by substantially all of the Company's assets and the Company will be required to comply with certain covenants. In addition, in January 1996 the Company borrowed $2.0 million (the "Subordinated Credit Facility"), which is subordinated to the Company's revolving credit facility. Borrowings outstanding under this Subordinated Credit Facility bear interest at an annual rate equal to 13% and mature in January 2001. In conjunction with this financing, the Company issued the lender a warrant to purchase 20,000 shares of Common Stock at an exercise price of $10.80 per share. In March 1996, the Company signed a commitment letter with a bank for a secured revolving credit facility (the "Facility") for up to $22.5 million to replace its existing credit facilities. The available amount of the Facility will reduce quarterly beginning on March 31, 1997 with final maturity of June 30, 1998. The interest rate of the facility is variable based on LIBOR and the Company may repay the Facility at any time without penalty.

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

     During 1995, net cash provided by operating activities was $9.3 million. Net cash used in investing activities was $17.6 million, consisting primarily of $3.5 million used to pay the cash portion of the Recent Acquisitions, $8.3 million to acquire rental inventory and $5.9 million used to purchase furniture and fixtures. Net cash provided by financing activities was $11.7 million. Financing sources of cash consisted of $36.9 million from the initial public offering ("IPO") and $4.1 million from issuance of long-term debt. The primary financing uses of cash were the payment of $22.4 million in the form of a deemed dividend in connection with the Initial Acquisitions, and $9.2 million to repay long-term debt. At December 31, 1995, the Company had cash of $3.6 million.

     The Company's capital expenditures in 1996 will continue to focus on implementing a new MIS, converting stores to the "Moovies" name and logo and opening new stores. The Company's MIS is currently being used in approximately 100 video specialty stores that were acquired in connection with the Acquisitions. In 1996, the Company intends to replace the various systems used by its other stores with this system and to improve the computerized information systems at the corporate offices at an estimated aggregate cost of approximately $1.0 million. In addition, the Company intends to complete the conversion of the stores acquired in connection with the Acquisitions to the "Moovies" name and logo at an estimated aggregate cost of approximately $2.5 million. The Company currently intends to open approximately 50 superstores in 1996. The Company estimates that the total cash required to open a new Moovies superstore, including store fixtures and equipment, leasehold improvements and rental and sale inventory, typically ranges from $250,000 to $300,000 per superstore.

     The Company believes that cash from operations and borrowing availability under its existing credit facilities will be sufficient to fund its existing operations, including its planned capital expenditures and new store openings, through December 31, 1996. The Company routinely evaluates potential acquisitions and is continuing to do so. To the extent that acquisitions cannot be financed by sellers or with borrowings under the Company's credit facilities, other financing will be required. There can be no assurance that any such financing will be available or, if available, that it will be on terms and conditions satisfactory or favorable to the Company.

GENERAL ECONOMIC TRENDS, QUARTERLY RESULTS AND SEASONALITY

     The Company's results of operations are affected by economic trends in its market areas. To date, the Company has not operated during a period of high inflation but believes that it would generally be able to pass on increased costs relating to inflation to its customers.

     The video and video game rental portions of the Company's business are somewhat seasonal, with revenues in April, May, September and October generally being lower compared to other months of the year due to the weather in the spring, and the start of school, the football season and the new television season in the fall. Future operating results may be affected by many factors, including variations in the number and timing of store openings, the public acceptance of new release titles available for rental and sale, the timing of the acquisition of existing video specialty retail stores, the extent of competition, marketing programs, weather, special or unusual events and other factors that may affect retailers in general. Any concentration of new store openings and the related pre-opening costs in any particular fiscal quarter could have a material adverse effect on the Company's operating results for that quarter.

RECENT ACCOUNTING DEVELOPMENTS

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 will be effective for fiscal years beginning after December 31, 1995 and will require that the Company either recognize in its consolidated financial statements costs related to its employee stock-based compensation plans, such as stock options and stock purchase plans, or make pro forma disclosures of such costs in a footnote to the consolidated financial statements.


     The Company expects to continue to use the intrinsic value based method of Accounting Principles Board Opinion No. 25, as allowed under SFAS 123, to account for all its employee stock-based compensation plans. Therefore, in its consolidated financial statements for fiscal 1996, the Company will make the required pro forma disclosures in a footnote to the consoldiated financial statements. SFAS No. 123 is not expected to have a material effect on the Company's consolidated results of operations or financial position.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K.

 (A) (1)  FINANCIAL STATEMENTS:

          Independent Auditors' Report

          Consolidated Balance Sheets as of December 31, 1994 and 1995

          Consolidated Statements of Operations for the Years Ended December 31, 1993, 1994 and 1995

          Consolidated Statements of Stockholders' Equity and Partners' Equity (Deficit) for the Years
          Ended December 31, 1993, 1994 and 1995

          Consolidated Statements of Cash Flows for the Years Ended December 31, 1993, 1994 and 1995

          Notes to Consolidated Financial Statements

 (A) (2)  FINANCIAL STATEMENT SCHEDULES:

          All schedules are omitted because they are not applicable or because required information is included in the financial statements or notes thereto.

 (A) (3)  EXHIBITS

          See the Index to Exhibits included on pages    through    .

     (B)  REPORTS ON FORM 8-K:

          The Company filed a report on Form 8-K dated September 18, 1995 covering Item 2 under that
          Form during the quarter ended December 31, 1995. Financial statements of business acquired and pro forma financial information were included in a Report on Form 10-Q filed in November
          1995.

          The Company filed a report on Form 8-K dated December 11, 1995 covering Item 2 under that
          Form during the quarter ended December 31, 1995. Financial statements of business acquired and pro forma financial information were included in an 8-K/A Report filed in February 1996.

          The Company filed a report on Form 8-K dated December 21, 1995 covering Item 2 under that
          Form during the quarter ended December 31, 1995. Financial statements of business acquired and pro forma financial information were included in an 8-K/A Report filed in February 1996.

     (C)  EXHIBITS:

          See (a)(3) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MOOVIES, INC.

June 27, 1996                            By: /s/        JOHN L. TAYLOR
                                                      John L. Taylor
                                                  Chairman, President and
                                                  Chief Executive Officer
                                               (Principal Executive Officer)

                                         By: /s/      F. ANDREW MITCHELL
                                                    F. Andrew Mitchell
                                                Chief Financial Officer and
                                             Director (Principal Financial and
                                                     Accounting Officer)

                                 EXHIBIT INDEX

     (a) The following exhibits, which are furnished with this Form 10-K or incorporated herein by reference, are filed as part of this Form 10-K:

                                                                                                     SEQUENTIAL
EXHIBIT NO.                                        EXHIBIT DESCRIPTION                                PAGE NO.
  2.1*          --       Agreement and Plan of Merger dated June 15, 1995 among Moovies, Inc.,
                         Tonight's Feature, Inc., Douglas Raines, Michael Yeargin and Mortco,
                         Inc.
  2.2*          --       Agreement and Plan of Merger dated June 14, 1995 as amended by First
                         Amendment to Agreement and Plan of Merger and Waiver dated July 13, 1995 among Moovies, Inc., First Row Video, Inc., Video Game Trader, Inc.
                         Rokki Rogan and Robert Ulam.
  2.3*          --       Asset Purchase Agreement dated June 15, 1995 as amended by First
                         Amendment to Asset Purchase Agreement and Waiver dated June 30, 1995 among Moovies, Inc. and Movie Stars Entertainment Corp. and Alan
                         Daniels.
  2.4*          --       Agreement and Plan of Merger dated June 14, 1995 as amended by First
                         Amendment to Agreement and Plan of Merger and Waiver dated July 8, 1995 among Moovies, Inc., PARR-Four, Inc. d/b/a Video Express, Arthur F.
                         Greeder, III and Ann E. Greeder.
  2.5*          --       Agreement and Plan of Merger dated June 14, 1995 as amended by First
                         Amendment to Agreement and Plan of Merger and Waiver dated July 8, 1995 among Moovies, Inc., BREM, Inc. d/b/a Video Stars and Robert L. Brown,
                         Jr.
  2.6*          --       Asset Purchase Agreement dated June 14, 1995 as amended by First
                         Amendment to Asset Purchase Agreement and Waiver dated July 13, 1995 among Moovies, Inc., Lott's Video Warehouse of Athens, Lott's Video
                         Warehouse of Athens, Inc., No. 2, Lott's Video Warehouse of Dublin,
                         Inc., Lott's Video Warehouse of Gainesville, Inc., Lott's Video
                         Warehouse of Milledgeville, Inc., Bryant Lott and Jerry W. Lott.
  2.7*          --       Asset Purchase Agreement dated June 14, 1995 as amended by First
                         Amendment to Asset Purchase Agreement and Waiver dated July 13, 1995 among Moovies, Inc., Video Warehouse of Augusta #3, Gerald Pryor and
                         Michael Harden.
  2.8*          --       Asset Purchase Agreement dated June 14, 1995 as amended by First
                         Amendment to Asset Purchase Agreement and Waiver dated July 13, 1995 among Moovies, Inc., Video Warehouse of Macon #1, Gerald Pryor and Kevin
                         Griffin.
  2.9*          --       Asset Purchase Agreement dated June 14, 1995 as amended by First
                         Amendment to Asset Purchase Agreement and Waiver dated July 13, 1995 among Moovies, Inc., Video Warehouse of Savannah #2, Gerald Pryor and
                         Kevin Griffin.
  2.10*         --       Agreement and Plan of Merger dated June 14, 1995 as amended by First
                         Amendment to Agreement and Plan of Merger and Waiver dated July 13, 1995 among Moovies, Inc., Video Warehouse of Savannah #1, Inc., Gerald Pryor
                         and Kevin Griffin.
  2.11*         --       Agreement and Plan of Merger dated June 14, 1995 as amended by First
                         Amendment to Agreement and Plan of Merger and Waiver dated July 13, 1995 among Moovies, Inc., Video Warehouse of Augusta #2, Inc. and Gerald
                         Pryor.
  2.12*         --       Agreement and Plan of Merger dated June 14, 1995 as amended by First
                         Amendment to Agreement and Plan of Merger and Waiver dated July 13, 1995 among Moovies, Inc., Video Warehouse of Macon #3, Inc., Gerald Pryor,
                         Michael Harden and Eddie Williams.
  2.13*         --       Agreement and Plan of Merger dated June 14, 1995 as amended by First
                         Amendment to Agreement and Plan of Merger and Waiver dated July 13, 1995 among Moovies, Inc., Video Warehouse of Augusta #1, Inc. and Gerald
                         Pryor.

                                                                                                     SEQUENTIAL
EXHIBIT NO.                                        EXHIBIT DESCRIPTION                                PAGE NO.
  2.14*         --       Asset Purchase Agreement dated June 14, 1995 as amended by First
                         Amendment to Asset Purchase Agreement and Waiver dated July 13, 1995 among Moovies, Inc., L.A. Video, L.A. Video of Upper Dublin, Inc., L.A.
                         Video of Aldan, Inc., Alan Warshaw and Linda Warshaw.
  2.15*         --       Agreement and Plan of Merger dated June 14, 1995 as amended by First
                         Amendment to Agreement and Plan of Merger and Waiver dated June 30, 1995 among Moovies,Inc., King Video, Inc. and Thomas C. King.
  2.16*         --       Asset Purchase Agreement dated June 14, 1995 as amended by First
                         Amendment to Asset Purchase Agreement and Waiver dated July 13, 1995 among Moovies, Inc., Planet Video, Inc., XIMPEC, Inc. and Robert Klein.
  2.17*         --       Asset Purchase Agreement dated August 25, 1995 among Moovies, Inc.,
                         Moviemax Video Superstores, Inc., David Thomas Roberts, Deborah C.
                         Roberts, Freeman C. Todd and Carolyn C. Todd.
  2.18**        --       Agreement and Plan of Merger dated September 15, 1995 among Moovies,
                         Inc., Moovies of Iowa, Inc., MoveAmerica, Incorporated d/b/a Movies to
                         Go, Richard C. Eychaner, Andy Burton, Sheila Burton, Keith West, Howard
                         Eychaner, Mark Peters, Dave Ryan, Brian Gosnell, Kurt Vanderhoef, Kirk
                         Reinert, and Robert Keenan. (Incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated September 18, 1995).

  2.19**        --       Asset Purchase Agreement dated October 11, 1995 among Moovies, Inc.,
                         First Row Video #6 of Belmonte Avenue, Inc. d/b/a First Row Video, Mark
                         A. Mallen, and Stephanie R. Mallen.
  2.20**        --       Asset Purchase Agreement dated November 20, 1995 among Moovies, Inc.,
                         Smash Video, Inc., Bobby Harrelson, Rex Stephens, and Robert Exum.


  2.21**        --       Agreement and Plan of Merger dated December 11, 1995 among Moovies,
                         Inc., Moovies of the Carolinas, Inc., Pic-A-Flick of Berea, Inc.,
                         PAF-NC, Inc., Pic-A-Flick of Seneca, Inc., Video Warehouse of
                         Greenville, Inc., Pic-A-Flick Video International, Inc., Joseph G.
                         Mahaffey, Sr., Joseph G. Mahaffey, Jr., and Susan J. Mahaffey.
                         (Incorporated by reference to Exhibit 2.1 to the Company's Current
                         Report on Form 8-K dated December 11, 1995).
  2.22**        --       Asset Purchase Agreement dated December 11, 1995 among Moovies, Inc.,
                         Moovies of the Carolinas, Inc., Pic-A-Flick of Chester, Inc., Take One
                         Video of Simpsonville, S.C., Inc., Joseph G. Mahaffey, Sr. and Alinda W.
                         Mahaffey. (Incorporated by reference to Exhibit 2.3 to the Company's
                         Current Report on Form 8-K dated December 11, 1995).
  2.23**        --       Stock Purchase Agreement dated December 11, 1995 among Moovies, Inc.,
                         Moovies of the Carolinas, Inc., Pic-A-Flick of Greenville, Inc., and
                         Joseph G. Mahaffey, Sr. (Incorporated by reference to Exhibit 2.2 to the
                         Company's Current Report on Form 8-K dated December 11, 1995).
  2.24**        --       Agreement and Plan of Merger dated December 21, 1995 among Moovies,
                         Inc., Moovies of Georgia, Inc., The Movie Store, Inc., The Movie Store
                         VI, Inc., and Paul D. Love. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 21, 1995).
  2.25**        --       Asset Purchase Agreement dated December 21, 1995 among Moovies, Inc.,
                         Moovies of Georgia, Inc., and Movie Store VII, Inc. (Incorporated by
                         reference to Exhibit 2.3 to the Company's Current Report on Form 8-K
                         dated December 21, 1995).
  2.26**        --       Asset Purchase Agreement dated December 21, 1995 among Moovies, Inc.,
                         Moovies of Georgia, Inc., and Movie Store VII, Inc. and Parkaire Media
                         Associates, Inc. (Incorporated by reference to Exhibit 2.2 to the
                         Company's Current Report on Form 8-K dated December 21, 1995).
  3.1*          --       Restated Certificate of Incorporation of Moovies, Inc.
  3.2*          --       Restated Bylaws of Moovies, Inc.
  4.1*          --       Specimen Common Stock Certificate.

                                                                                                     SEQUENTIAL
EXHIBIT NO.                                        EXHIBIT DESCRIPTION                                PAGE NO.
 10.1*          --       Form of Registration Rights Agreement.
 10.2*          --       Rentrak National Account Agreement dated March 8, 1995, as amended by
                         First Addendum dated March 8, 1995 and Amendment to First Addendum dated as of June 16, 1995.
 10.2.1*+       --       Letter Agreement dated January 16, 1996, between Moovies, Inc. and Baker
                         & Taylor Information and Entertainment Services.
 10.3*          --       1995 Stock Plan and forms of Stock Option Agreements.
 10.4*          --       Employment Agreement effective September 1994 between Tonight's Feature,
                         Inc. and John L. Taylor.
 10.5*          --       Employment Agreement effective March 1995 between Tonight's Feature
                         Limited Partnership II and F. Andrew Mitchell.
 10.6*          --       Form of Employment Agreement between Moovies, Inc. and Douglas Raines.
 10.7*          --       Form of Employment Agreement between Moovies, Inc. and Michael Yeargin.
 10.8*          --       Form of Employment Agreement between Moovies, Inc. and Alan Daniels.
 10.9*          --       Form of Employment Agreement between Moovies, Inc. and Robert Klein.
 10.10*         --       Form of Employment Agreement between Moovies, Inc. and Rokki Rogan.
 10.11*         --       Form of Employment Agreement between Moovies, Inc. and Arthur F.
                         Greeder, III.
 10.12*         --       Form of Employment Agreement between Moovies, Inc. and Alan Warshaw.
 10.13*         --       Loan Agreement, in the principal amount of $550,000 dated August 31,
                         1993 between Tonight's Feature Limited Partnership II and BB&T.
 10.14*         --       Promissory Note in the principal amount of $550,000 dated August 31,
                         1993, between Tonight's Feature Limited Partnership II and BB&T.
 10.15*         --       Promissory Note in the principal amount of $150,000 dated August 25,
                         1994, between Tonight's Feature Limited Partnership II and BB&T.
 10.16*         --       Promissory Note in the principal amount of $125,000 dated December 15,
                         1994, between Tonight's Feature Limited Partnership II and BB&T.
 10.17*         --       Secured Revolving Note in the principal amount of $250,000 dated
                         November 24, 1993 between Tonight's Feature Limited Partnership II and
                         Rentrak.
 10.18*         --       Security Agreement dated November 24, 1993 between Tonight's Feature
                         Limited Partnership II and Mortco, Inc.
 10.19*         --       Revolving Credit Agreement dated March 8, 1995 between Tonight's Feature
                         Limited Partnership II, Tonight's Feature, Inc. and Mortco, Inc., as
                         amended by First Amendment dated June 13, 1995.
 10.20*         --       Secured Revolving Note in the principal amount of $750,000 dated March
                         8, 1995 between Tonight's Feature and Mortco, Inc.
 10.21*         --       Security Agreement dated March 8, 1995 between Tonight's Feature and
                         Mortco, Inc.
 10.22*         --       Promissory Notes dated August 31, 1993 between Tonight's Feature and former limited partners.
 10.23*         --       Warrant Agreement dated April 19, 1995 with Sirrom Capital Corporation, as amended June 14, 1995.
 10.24*         --       Warrant Agreement dated April 19, 1995 with Mortco, Inc., as amended
                         June 13, 1995.
 10.25*         --       Stock Purchase Warrant dated November 30, 1994 with Theodore J. Coburn.
 10.26*         --       Form of Warrant for former limited partners.
 10.27*         --       Loan Agreement dated April 19, 1995 by and between Tonight's Feature
                         Limited Partnership II and Sirrom Capital Corporation

                                                                                                     SEQUENTIAL
EXHIBIT NO.                                        EXHIBIT DESCRIPTION                                PAGE NO.
 10.28**        --       Promissory Note from Moovies of the Carolinas, inc. in favor of Take One
                         Video of Simpsonville, S.C., Inc. in the amount of $1,625,000, with related Letter of Credit to secure payment thereof from Carolina First
                         Bank.
 10.29**        --       Promissory Note from Moovies of the Carolinas, Inc. in favor of Pic-
                         A-Flick of Chester, Inc. in the amount of $375,000, with related Letter of Credit to secure payment thereof from Carolina First Bank.
 10.30**        --       Promissory Note from Moovies of the Carolinas, Inc. in favor of Joseph
                         G. Mahaffey, Sr., in the principal amount of $3,000,000, with related
                         Letter of Credit to secure payment thereof from Carolina First Bank.
 10.31**        --       Promissory Note dated December 21, 1995 from Moovies, Inc. in favor of
                         Movie Store VII, Inc. in the original principal amount of $435,215.
 10.32**        --       Promissory Note dated December 21, 1995 from Moovies, Inc. in favor of
                         Parkaire Media Associates, Ltd. in the original principal amount of
                         $468.650.
 10.33**        --       Stock Purchase Warrant from Moovies, Inc. to Joseph G. Mahaffey, Sr.
 11.1**         --       Statement Re Computation of Per Share Earnings.
 21.1**         --       Subsidiaries of the Company
 23.1***        --       Consent of KPMG Peat Marwick LLP.


  * Incorporated by reference to the same Exhibit number in the Registrant's Registration Statement on Form S-1 (No. 33-93562).


 ** Previously filed.



*** Filed herewith.


  + The Company has applied for confidential treatment of portions of this Exhibit. Accordingly, portions thereof have been omitted and filed separately.