Form 10-Q/A
period 1996-03-31
MOOVIES INC
filed 1996-06-27
CIK 946826

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                 MOOVIES, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                                                                  DECEMBER
                                                                                                   MARCH 31,         31,
                                                                                                     1996           1995
                                                                                                   (UNAUDITED)
                                            ASSETS
Current assets:
  Cash and cash equivalents....................................................................   $ 5,570,084    $ 3,563,788
  Receivables..................................................................................     1,737,596      2,780,214
  Merchandise inventory........................................................................     2,390,047      2,617,496
  Deferred income tax benefit..................................................................       308,224        984,136
  Prepaid rent.................................................................................     1,030,112        739,804
  Other........................................................................................     1,595,951      1,243,708
     Total current assets......................................................................    12,632,014     11,929,146

Videocassette rental inventory, net............................................................    17,931,976     16,728,416
Furnishings and equipment, net.................................................................    11,116,831      9,858,952
Goodwill.......................................................................................    30,535,285     29,080,621
Deposits and other assets......................................................................       916,183        622,361
                                                                                                  $73,132,289    $68,219,496
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit...............................................................................   $12,795,934    $ 2,500,000
  Notes payable................................................................................       500,000      5,935,215
  Current portion of long-term debt............................................................       448,971        481,064
  Accounts payable.............................................................................     8,330,138     10,567,375
  Accrued liabilities..........................................................................     3,737,165      3,065,603
     Total current liabilities.................................................................    25,812,208     22,549,257

Long-term debt, less current portion...........................................................     3,698,356      2,410,987
Deferred income tax payable....................................................................     5,535,494      5,796,051
                                                                                                   35,046,058     30,756,295
Commitments
Stockholders' equity:
  Preferred stock, $.001 par value; 1,000,000 shares authorized; no shares issued and
     outstanding...............................................................................            --             --
  Common stock, $.001 par value; 25,000,000 shares authorized; issued and outstanding 8,658,532
     shares at March 31, 1996 and December 31, 1995............................................         8,659          8,659
  Additional paid-in capital...................................................................    35,857,767     35,857,767
  Retained earnings............................................................................     2,219,805      1,596,775
     Total stockholders' equity................................................................    38,086,231     37,463,201
                                                                                                  $73,132,289    $68,219,496


          See accompanying notes to consolidated financial statements.

                                 MOOVIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                                                                                  THREE MONTHS ENDED MARCH
                                                                                                             31,
                                                                                                    1996             1995
Revenues:
  Rental revenues.............................................................................   $16,957,403      $1,114,672
  Product sales...............................................................................     2,358,658         108,581
                                                                                                  19,316,061       1,223,253
Operating costs and expenses:
  Operating expenses..........................................................................    13,728,706         870,729
  Cost of product sales.......................................................................     1,537,095          92,392
  Selling, general and administrative.........................................................     2,328,845         186,502
  Amortization of goodwill....................................................................       361,084              --
                                                                                                  17,955,730       1,149,623

Operating income..............................................................................     1,360,331          73,630
Interest expense..............................................................................      (301,047)        (27,097)
Other, net....................................................................................       (20,900)             --
Income before income taxes....................................................................     1,038,384          46,533
Income tax expense............................................................................       415,354              --
Net income....................................................................................   $   623,030      $   46,533
Earnings per share:
  Net income..................................................................................   $       .07      $      N/A
  Weighted average shares outstanding.........................................................     8,976,332             N/A


          See accompanying notes to consolidated financial statements.

                                 MOOVIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


                                                                                                   THREE MONTHS ENDED MARCH
                                                                                                             31,
                                                                                                     1996            1995
Operating activities:
  Net income...................................................................................   $   623,030      $  46,533
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization.............................................................     5,270,654        252,902
     Amortization of discount on long-term debt................................................            --         17,021
     Changes in operating assets and liabilities:
       Receivables.............................................................................     1,296,993        (42,032)
       Merchandise inventory...................................................................       227,449         (5,615)
       Other current assets....................................................................      (642,551)            --
       Deposits and other assets...............................................................      (293,822)      (188,137)
       Accounts payable........................................................................    (2,237,237)       811,513
       Accrued liabilities.....................................................................       271,562        (25,088)
       Deferred income taxes...................................................................       415,354             --
       Net cash provided by operating activities...............................................     4,931,432        867,097
Investing activities:
  Purchases of videocassette rental inventory, net.............................................    (5,868,674)      (539,192)
  Purchases of furnishings and equipment.......................................................    (1,483,893)      (163,612)
  Proceeds from the sale of the grocery division...............................................       745,625             --
  Business acquisitions........................................................................    (2,434,187)            --
       Net cash used in investing activities...................................................    (9,041,129)      (702,804)
Financing activities:
  Proceeds from line of credit borrowings, net.................................................    10,295,934             --
  Proceeds from issuance of long-term debt.....................................................     2,000,000        600,000
  Principal payments on long-term debt.........................................................    (6,179,941)      (102,927)
  Capitalized initial public offering costs....................................................            --       (582,806)
  Capital/partner withdrawals, net.............................................................            --        (73,027)
       Net cash (used in) provided by financing activities.....................................     6,115,993       (158,760)
Increase in cash and cash equivalents..........................................................     2,006,296          5,533
Cash and cash equivalents at beginning of period...............................................     3,563,788        169,591
Cash and cash equivalents at end of period.....................................................   $ 5,570,084      $ 175,124
Supplemental disclosure of cash flow information:
     Cash paid for interest....................................................................   $    58,007      $  26,114


          See accompanying notes to consolidated financial statements.

                                 MOOVIES, INC.

                    NOTES TO CONDENSED FINANCIAL INFORMATION

(1) BASIS OF PRESENTATION


     The Company is filing this revised Form 10-Q/A to revise the accounting treatment accorded the change in amortization method to a "change in accounting estimate effected by a change in accounting principle," as defined by APB No. 20, rather than as a "change in accounting principle," following discussions with the staff of the SEC. The Company will continue to utilize its recently adopted accelerated method of amortizing videocassette rental inventory.



     As a result, the Company has restated its first quarter results by (i) eliminating the $891,000 cumulative effect of a change in accounting principle, net of taxes that was previously reported ($1,485,000 before taxes), (ii) recording $860,000 as a pre-charge to operating expenses in the first quarter for the amortization expense that would have been recorded for tapes had the Company adopted the new method prior to January 1, 1996, and (iii) restoring the remaining $625,000 pre-tax amount to videocassette rental inventory, that was eliminated as part of the cumulative effect of a change in accounting principle originally recorded. This amount related to the videocassettes remaining in inventory at December 31, 1995 which were purchased concurrently with the Company's initial public offering of common stock. This amount will be amortized over the remaining lives of the related tapes (approximately 31 months) in accordance with the new method. Approximately $50,000 ($30,000 after taxes) of additional amortization was recorded during the first quarter of 1996 related to the restored videocassette rental inventory. Accordingly, the Company's previously reported operating income of $2,270,000 and net income of $278,000 or $.03 per share for the first quarter ended March 31, 1996 have been revised to $1,360,000, $623,000 and $.07, respectively.


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

(2) CHANGE IN AMORTIZATION METHOD FOR VIDEOCASSETTE RENTAL INVENTORY

     Effective January 1, 1996, the Company adopted an accelerated method of amortizing its videocassette rental inventory. Under this new method, videocassette rental inventory, which includes video games, is stated at cost, including the related costs to prepare such videocassettes for rent, and is amortized over its estimated economic life of 36 months, to its salvage value ($6 per videocassette during 1996). All copies of new release videocassettes are amortized on an accelerated basis during their first four months to an average net book value of $15 and then on a straight-line basis to their salvage value of $6 over the next 32 months.

     The method for calculating amortization of videocassette rental inventory in 1995 was as follows: videocassettes that are considered base stock ("catalog titles"), together with related costs to prepare them for rent, are amortized over 36 months on a straight-line basis. New release videocassettes are amortized as follows: the tenth and any succeeding copies of each title per store are amortized over nine months on a straight-line basis; the fourth through ninth copies of each title per store are

                                 MOOVIES, INC.

(2) CHANGE IN AMORTIZATION METHOD FOR VIDEOCASSETTE RENTAL
INVENTORY -- Continued
amortized 40% in the first year and 30% in each of the second and third years; and copies one through three of the titles per store are amortized as base stock.


     The new method of amortization has been applied to videocassette rental inventory that was held in inventory at January 1, 1996. The adoption of the new method of amortization has been accounted for as a change in accounting estimate effected by a change in accounting principle and, accordingly, the Company recorded $860,000 as a pre-tax charge to operating expenses in the first quarter. The charge in the current period related to amortization expense that would have been recorded for tapes had the Company adopted the new amortization method prior to January 1, 1996. The application of the new method of amortizing videocassette rental inventory, including the $860,000, or $0.06 per share, charge described above, increased amortization expense for the quarter ended March 31, 1996 by approximately $1.5 million and reduced net income by approximately $891,000 and earnings per share by $0.10.


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



     PREMIERE. In April 1996, the Company signed an asset purchase agreement to purchase certain assets and business of American Multi-Entertainment, Inc. d/b/a Premiere Video ("Premiere Video") for a purchase price of approximately $11.5 million, consisting of $8.9 million in cash at closing and a final payment of $2.6 million payable in January 1997 which will be secured by a bank letter of credit. Premiere Video owns and operates 23 stores in Minnesota, Iowa, Wisconsin, South Dakota and Nebraska. The Company's obligation to complete the acquisition is contingent upon the availability, prior to July 31, 1996, of financing on terms acceptable to the Company. The Company anticipates closing the acquisition concurrently with the completion of a public offering of stock (see note 4). However, there can be no assurance that the acquisition will be consummated.


(4) SUBSEQUENT EVENT

     On May 1, 1996 the Company filed a Registration Statement with the SEC covering the issuance and sale by Moovies of up to 3,200,000 shares of Common Stock. If the offering is completed, the Company intends to use $8.9 million of the proceeds therefrom to fund the acquisition of Premiere Video. The balance of the net proceeds will be added to the Company's working capital and will be available for general corporate purposes, including new store openings, possible future acquisitions and conversion of newly acquired stores to the Moovies logo and format.

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


     OPERATING COSTS AND EXPENSES. Operating expenses increased $12,858,000 to $13,729,000 for the three months ended March 31, 1996 compared to $871,000 for 1995. Operating expenses for the three months ended March 31, 1996 include a $860,000 charge for the adoption of the new method of amortization of videocassette rental inventory as described in note 2 to the consolidated financial statements included herein. Operating expenses as a percentage of total revenues were 71.1% for 1996 compared to 71.2% for 1995. Operating expenses excluding the charge as a percentage of total revenues were 66.6%. The decrease in operating expenses as a percentage of total revenues was primarily the result of increased revenues from product sales in 1996 without a corresponding increase in operating expenses, partially offset by the current quarter impact of the change in the method of amortization of videocassette rental inventory. The new method of accounting accelerates the amortization of videocassette rental inventory. The Company anticipates that the amortization for the last three quarters of 1996 will be greater under the new method of amortization than it would have been under the previous method.


     Cost of product sales increased $1,445,000 to $1,537,000 for 1996 compared to $92,000 for 1995. This increase is directly related to the increase in product sales. Cost of product sales as a percentage of product sales were 65.2% for the three months ended March 31, 1996 compared to 85.1% for 1995. This decrease is the result of closer management of product sales by certain acquired companies and increasing the mix of higher margin items.

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


     INCOME TAX EXPENSE. The Company had no income tax expense for the three months ended March 31, 1995 because the Predecessor operated as a partnership for income tax purposes. Income tax expense for the three months ended March 31, 1996 was approximately $415,000, representing an effective income tax rate of 40%.


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


     On May 1, 1996 the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-1 to register a proposed underwritten offering of 3.2 million shares of the Company's common stock (and an additional 480,000 shares to cover over-allotments). The proceeds from the proposed offering will enable the Company to fund the acquisition of Premiere Video and give the company flexibility to pursue additional acquisitions and store openings.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on June 26, 1996.


                                         MOOVIES, INC.

                                         By: /s/         JOHN L. TAYLOR
                                             JOHN L. TAYLOR
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                           (PRINCIPAL EXECUTIVE OFFICER)

                                         By: /s/       F. ANDREW MITCHELL
                                             F. ANDREW MITCHELL
                                           CHIEF FINANCIAL OFFICER AND DIRECTOR
                                           (PRINCIPAL FINANCIAL OFFICER)

                                 EXHIBIT INDEX

     (a) The following exhibits, which are furnished with this Form 10-Q, are filed as part of this Form 10-Q:


                                                                                          SEQUENTIAL
EXHIBIT NO.                             EXHIBIT DESCRIPTION                                PAGE NO.
   3.2*       -- Restated Bylaws of Moovies, Inc.
  10.2.1*     -- Letter Agreement dated January 16, 1996 between Moovies, Inc. and
                 Baker & Taylor Entertainment, a division of Baker & Taylor
                 (Incorporated by reference to Exhibit 10.3.1 in the Company's Annual
                 Report on Form 10-K for the year ended December 31, 1995)
  11.1*       -- Statement Re Computation of Per Share Earnings
  18.1**      -- Letter Re Change in Accounting Principle
  27.1*       -- Financial Data Schedule



 * Previously filed.



** Filed herewith.