Form 10-Q
period 1996-06-30
MOOVIES INC
filed 1996-08-14
CIK 946826

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(MARK ONE)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996
                                       OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES ECHANGE ACT OF 1934

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No


The number of shares of common stock, par value $0.001 per share, outstanding at August 12, 1996 is 11,884,040.

                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                                  MOOVIES, INC.
                           Consolidated Balance Sheets


                                                                                    June 30,        December 31,
                             Assets                                                   1996               1995
                             ------                                                   ----               ----
                                                                                   (unaudited)


Current assets:
     Cash and cash equivalents                                                  $       191,095    $    3,563,788
     Receivables                                                                      2,238,690         2,780,214
     Subscriptions receivable                                                        20,384,000                -
     Merchandise inventory                                                            2,706,695         2,617,496
     Deferred income tax benefit                                                        308,224           984,136
     Prepaid rent                                                                     1,071,138           739,804
     Other                                                                            1,744,634         1,243,708
                                                                                  -------------     -------------
         Total current assets                                                        28,644,476        11,929,146

Videocassette rental inventory, net                                                  19,144,366        16,728,416
Furnishings and equipment, net                                                       16,014,766         9,858,952
Goodwill                                                                             30,255,843        29,080,621
Deposits and other assets                                                               989,702           622,361
                                                                                  -------------     -------------

                                                                                $    95,049,153    $   68,219,496
                                                                                  =============     =============

              Liabilities and Stockholders' Equity

Current liabilities:
     Line of credit                                                             $    12,795,934    $    2,500,000
     Notes payable                                                                      500,000         5,935,215
     Current portion of long-term debt                                                  448,771           481,064
     Accounts payable                                                                 9,788,466        10,567,375
     Accrued liabilities                                                              3,663,864         3,065,603
                                                                                  -------------     -------------
         Total current liabilities                                                   27,197,035        22,549,257

Long-term debt, less current portion                                                  3,604,601         2,410,987
Deferred income tax payable                                                           5,921,634         5,796,051
                                                                                  -------------     -------------
                                                                                     36,723,270        30,756,295

Commitments

Stockholders' equity:
     Preferred stock, $.001 par value; 1,000,000 shares
         authorized; no shares issued and outstanding                                        -                 -
     Common stock, $.001 par value; 25,000,000 shares
         authorized; issued and outstanding 8,664,040
         shares at June 30, 1996 and 8,658,532 shares
         at December 31, 1995                                                             8,664             8,659
     Common stock subscribed                                                              2,800                -
     Additional paid-in capital                                                      55,503,225        35,857,767
     Retained earnings                                                                2,811,194         1,596,775
                                                                                  -------------    --------------
         Total stockholders' equity                                                  58,325,883        37,463,201
                                                                                  -------------     -------------

                                                                                $    95,049,153    $   68,219,496
                                                                                  =============     =============



See accompanying notes to consolidated financial statements.

                                  MOOVIES, INC.

                      Consolidated Statements of Operations
                                   (unaudited)


                                                     Three months ended June 30,   Six months ended June 30,
                                                         1996           1995           1996             1995

Revenues:
     Rental revenues                               $  15,675,975    $  1,155,231   $  32,633,378  $  2,269,903
     Product sales                                     2,608,636         119,526       4,967,294       228,107
                                                     -----------     -----------    ------------   -----------
                                                      18,284,611       1,274,757      37,600,672     2,498,010

Operating costs and expenses:
     Operating expenses                               12,608,793         902,122      26,337,499     1,772,851
     Cost of product sales                             1,630,397          99,116       3,167,492       191,508
     Selling, general and administrative               2,281,437         191,380       4,610,282       377,882
     Amortization of goodwill                            393,321              -          754,405            -
                                                     -----------     -----------    ------------   ----------
                                                      16,913,948       1,192,618      34,869,678     2,342,241
                                                     -----------     -----------    ------------   -----------

Operating income                                       1,370,663          82,139       2,730,994      155,769

Interest expense                                        (399,471)        (51,952)       (700,518)     (79,049)
Other, net                                                 6,378              -          (14,522)           -
                                                     -----------     -----------    ------------   ----------

Income before income taxes                               977,570          30,187       2,015,954        76,720

Income tax expense                                       386,181              -          801,535            -
                                                     -----------     -----------    ------------   ----------

Net income                                          $    591,389    $     30,187   $   1,214,419  $     76,720
                                                     ===========     ===========    ============   ===========

Net income per share:                               $       0.07    $        N/A   $        0.14  $        N/A
                                                     ===========     ===========    ============   ===========

Weighted average shares outstanding                    8,887,000             N/A       8,931,000           N/A
                                                     ===========     ===========    ============   ===========







See accompanying notes to consolidated financial statements.

                                  MOOVIES, INC.

                      Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                              Six months ended June 30,
                                                                               1996                 1995

Operating activities:
     Net income                                                        $     1,214,419   $        76,720
     Adjustments to reconcile net income to net cash
         provided by operating activities:
              Depreciation and amortization                                  9,937,748           454,126
              Amortization of discount on long-term debt                            -             34,325
              Changes in operating assets and liabilities:
                  Receivables                                                  795,899          (39,781)
                  Merchandise inventory                                       (89,199)          (20,615)
                  Other current assets                                     (1,343,002)                -
                  Deposits and other assets                                  (367,341)         (266,342)
                  Accounts payable                                           (778,909)           716,457
                  Accrued liabilities                                         (26,739)          (63,043)
                  Deferred income taxes                                        801,495                -
                                                                         -------------    -------------

                  Net cash provided by operating activities                 10,144,371          891,847
                                                                         -------------    --------------

Investing activities:
     Purchases of videocassette rental inventory, net                     (10,765,488)         (949,448)
     Purchases of furnishings and equipment, net                           (7,085,103)         (220,473)
     Proceeds from the sale of the grocery division                           745,625                -
     Business acquisitions                                                 (2,434,187)                -
                                                                         ------------     -------------

                  Net cash used in investing activities                   (19,539,153)       (1,169,921)
                                                                         -------------    --------------

Financing activities:
     Proceeds from line of credit borrowings, net                          10,295,934                -
     Proceeds from issuance of long-term debt                               2,000,000        2,100,000
     Principal payments on long-term debt                                 (6,273,895)         (622,117)
     Capitalized initial public offering costs                                      -       (1,071,722)
     Proceeds from the exercise of warrants                                        50                -
     Capital/partner withdrawals, net                                               -         (106,580)
                                                                         -------------    -------------

                  Net cash provided by financing activities                 6,022,089          299,581
                                                                         -------------    --------------

Increase (decrease) in cash and cash equivalents                           (3,372,693)          21,507

Cash and cash equivalents at beginning of period                            3,563,788          169,591
                                                                         -------------    --------------

Cash and cash equivalents at end of period                             $      191,095   $      191,098
                                                                         =============    ==============

Supplemental disclosure of cash flow information:

     Cash paid for interest                                            $      176,483   $        76,196
                                                                         =============    ==============


See accompanying notes to consolidated financial statements.

                                  MOOVIES, INC.
                    NOTES TO CONDENSED FINANCIAL INFORMATION


(1)      Basis of Presentation

         Moovies currently operates 190 video specialty superstores, including 23 stores acquired from Premiere Video, located in Georgia, South Carolina, North Carolina, Virginia, Pennsylvania, New Jersey, New York, Connecticut, Ohio, Iowa, Colorado, Minnesota, Wisconsin, South Dakota and Nebraska. Moovies' superstores rent and sell a wide range of videos and video games, rent video players and video game equipment, and sell video accessories such as blank cassettes, cleaning equipment and a variety of confectionery items.

         The interim financial information included herein is unaudited. The financial information for the three month and six month periods ended June 30, 1995 reflects the operations of Tonight's Feature Limited Partnership II ("Tonight's Feature" or the "Predecessor") which was operated as a partnership for income tax purposes. Accordingly, income taxes were paid by the Predecessor's general partners and the Predecessor had no income tax liability. Moovies, Inc. (the "Company") was incorporated in November 1994 for the purpose of entering into agreements to acquire video specialty stores, consummating an initial public offering of stock and operating video specialty stores. In August 1995, concurrently with the completion of an initial public offering of Company stock, the Predecessor was merged into Moovies, Inc. The financial information for the three month and six month periods ended June 30, 1996 reflects the operations of the Company. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures made are adequate to make the information presented not misleading. This financial information should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K which was previously filed with the SEC. Other than as indicated herein, there have been no significant changes from the financial data published in that report. In the opinion of management, such unaudited information reflects all adjustments, consisting only of normal recurring accruals and other adjustments as disclosed herein, necessary for a fair presentation of the unaudited information. The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

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

         The method for calculating amortization of videocassette rental inventory in 1995 was as follows: videocassettes that were considered base stock ("catalog titles"), together with related costs to prepare them for rent, are amortized over 36 months on a straight-line basis. New release videocassettes are amortized as follows: the tenth and any succeeding copies of each title per store are amortized over nine months on a straight-line basis; the fourth through ninth copies of each title per store are amortized 40% in the first year and 30% in each of the second and third years; and copies one through three of the titles per store are amortized as base stock.

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

         The new method of amortization has been applied to videocassette rental inventory that was held at January 1, 1996. The adoption of the new method of amortization was accounted for as a change in accounting estimate effected by a change in accounting principle, and accordingly, the Company recorded $860,000, or $0.06 per share, as a pre-tax charge to operating expenses in the first quarter.

 (3)     Subsequent Events

         PUBLIC OFFERING. On June 28, 1996 the Company completed a public offering of 2,800,000 shares of common stock. On July 3, 1996 the Company closed this offering of 2,800,000 and on July 30, 1996 the Company closed on 420,000 additional shares issued in accordance with the over-allotment option granted to the underwriters. The net proceeds to the Company from the sale of common stock and the over-allotment, after deducting offering expenses, were approximately $19.7 million and $3.1 million, respectively. The Company used a portion of the proceeds to fund the Premiere Video acquisition described below.

         PREMIERE. On July 3, 1996, the Company acquired certain assets and business of American Multi-Entertainment, Inc. d/b/a Premiere Video ("Premiere Video") in an asset purchase transaction for aggregate consideration of approximately $11.5 million, consisting of $8.9 million in cash at closing and a final payment of $2.6 million payable in January 1997 which has been secured by a bank letter of credit. Premiere Video owned and operated 23 stores in Minnesota, Iowa, Wisconsin, South Dakota and Nebraska.

(4)      Pro Forma Financial Data

         The following pro forma supplemental information for Moovies, Inc. presents operations as if Moovies, Inc. had completed (i) its initial public offering of common stock, (ii) the acquisition of 129 video specialty stores and related operations, (iii) its secondary public offering of common stock, (iv) the acquisition of the Premiere Video chain of 23 stores and (v) the adoption of an accelerated method of amortizing its videocassette rental inventory as of the beginning of the periods presented.

                                                     Three months ended June 30,   Six months ended June 30,
                                                         1996           1995           1996             1995
                                                             (in thousands, except per share information)


         Proforma revenues                          $    20,998     $   18,699     $   43,649     $    38,715
                                                      =========       ========       ========       =========

         Proforma operating costs and expenses      $    19,208     $   17,737     $   39,048     $    35,035
                                                      =========       ========       ========       =========

         Proforma net income                        $       857     $      515     $    2,333     $     2,064
                                                      =========       ========       ========       =========

         Proforma net income per share              $      0.07     $     0.04     $     0.20     $      0.17
                                                      =========       ========       ========       =========

         Weighted average shares outstanding             11,687         11,760         11,732          11,760
                                                      =========       ========       ========       =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company's results of operations for the three and six months ended June 30, 1995 reflect only the operations of the Predecessor. The results of operations for the three and six months ended June 30, 1996 reflect the operations of the Company.

REVENUES. Revenues for the three and six months ended June 30, 1996 were $18,285,000 and $37,601,000, respectively, compared to revenues of $1,275,000 and $2,498,000 for the same periods in 1995. The increased revenues were a result of the additional stores acquired and opened by the Company concurrently with and subsequent to the initial public offering in August 1995. Product sales as a percentage of total revenues increased to 14.3% and 13.2% for the three and six months ended June 30, 1996, respectively, compared to 9.4% and 9.1% for the same periods in 1995. This increase is the result of greater emphasis by certain acquired companies on product sales, including video game sales.

During the quarter same store revenues declined by approximately two percent. In the quarter, management has concentrated on the profitability of product sales by making a concerted effort to reduce certain unprofitable products previously sold in some acquired stores, particularly video games. This emphasis and a variety of other factors, including softness in video games rentals, contributed to this decline in same store revenues.

OPERATING COSTS AND EXPENSES. Operating expenses were $12,609,000 and $26,338,000 for the three and six months ended June 30,1996 compared to $902,000 and $1,773,000 for comparable prior year periods. Operating expenses as a percentage of total revenues were 69.0% and 70.0% for 1996 compared to 70.7% and 71.0% for 1995. Excluding the $860,000 pre-tax charge to operating expenses in the first quarter (see Note 2), operating expenses for the six months ended June 30, 1996 would have been $25,478,000 or 67.8% of total revenues. This decrease was primarily the result of increased revenues from product sales in 1996 without a corresponding increase in operating expenses, partially offset by the impact of the change in the method of amortization of videocassette rental inventory as described in note 2 to the consolidated financial statements included herein. The new method of accounting accelerates the amortization of videocassette rental inventory.

Cost of product sales increased $1,531,000 to $1,630,000 and $2,975,000 to $3,167,000 for the three and six months ended June 30, 1996. This increase is directly related to the increase in product sales. Cost of product sales as a percentage of product sales were 62.5% and 63.8% for the three and six months ended June 30, 1996 compared to 82.9% and 84.0 % for 1995. This decrease is the result of closer management of product sales by certain acquired companies and increasing the mix of higher margin items.

General and administrative expenses increased to $2,281,000 and $4,610,000 for the three and six months ended June 30, 1996 respectively from $191,000 and $ 378,000 for the comparable prior year periods, reflecting the acquisitions and additional store openings. General and administrative expenses as a percentage of total revenues were 12.5% and 12.3% for 1996 compared to 15.0% and 15.1% for 1995. The percentage decrease, despite the increase in the amount of general and administrative expenses, reflects the effect of spreading these expenses over significantly greater revenues.

INTEREST EXPENSE. Interest expense increased to $399,000 and $701,000 for the three and six months ended June 30, 1996 from $52,000 and $ 79,000 for the comparable prior year periods. The increase is related primarily to (i) the issuance in April 1995 of a $1.5 million note payable, which was incurred to provide financing for the completion of the Company's initial public offering and (ii) additional borrowings under the Company's line of credit agreements and subordinated credit facility.

INCOME TAX EXPENSE. The Company had no income tax expense for the three and six months ended June 30, 1995 because the Predecessor operated as a partnership for income tax purposes. Income tax expense for the three and six months ended June 30, 1996 was approximately $368,000 and $802,000, respectively, representing an effective income tax rate of 40%.

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

In March 1996, the Company signed a revolving credit facility (the "Facility") for up to $22.5 million to replace its existing credit facilities. The available amount of the Facility will reduce quarterly beginning on March 31, 1997 with final maturity of June 30, 1998. The interest rate of the Facility is variable based on LIBOR and the Company may repay the Facility at any time without penalty. As of June 30, 1996, the Company had outstanding borrowings of $12.8 million.

The Company funds its short-term working capital needs, including the acquisition of videos and other inventory, primarily through cash from operations. The Company expects that cash from operations will be sufficient to fund future video and other inventory purchases and other working capital needs. Under generally accepted accounting principles, rental inventories are treated as non-current assets because they are not assets that are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of the Company's revenue, the classification of these assets as noncurrent excludes them from the computation of working capital. The cost of video inventory purchases, however, is reported as a current liability until paid, and accordingly, is included in the computation of working capital. Consequently, the Company believes working capital is not an appropriate measure of its liquidity and anticipates that it will operate with a working capital deficit during 1996.

The Company's capital expenditures during the remainder of 1996 will focus on opening new stores, converting newly acquired stores to the Moovies name and logo and implementing a new MIS. The Company currently intends to open approximately 36 additional superstores in the last two quarters of 1996. The Company estimates that the total cash required to open a new Moovies superstore, including store fixtures and equipment, leasehold improvements and rental and sale inventory, typically ranges from $250,000 to $300,000 per superstore. In addition, the Company estimates that the aggregate cost of converting recently acquired stores to the Moovies name and logo will be approximately $2.5 million. The Company's MIS is currently being used in approximately 150 video specialty stores. In 1996, the Company intends to replace the various systems used by its other stores with this system and to improve the computerized information systems at the corporate offices at an estimated aggregate cost of approximately $1.0 million.

On July 28, 1996 the Company completed a public offering of 2.8 million shares of common stock and on July 3, 1996 received net proceeds of $19.7 million. On July 30, 1996 the underwriters exercised their over-allotment option for 420,000 additional shares of common stock and the Company received additional net proceeds of $3.1 million.

Concurrently with the closing of the public offering, the Company acquired the Premiere Video chain in an asset purchase agreement. Pursuant to the agreement, the Company paid $8.9 million in cash and the Company will make a final payment of $2.6 million in January 1997. The Company's obligation to make this payment has been secured by a letter of credit. In addition, the Company repaid its $3.5 million subordinated notes payable and repaid $3.0 million of its line of credit. The remaining proceeds were temporarily placed in short-term investment securities and will be used to finance new store openings and acquisitions of other businesses that are consistent with the Company's growth strategy. The Company believes that cash from operations and borrowing availability under its existing credit facilities will be sufficient to fund its existing operations, including its planned capital expenditures and new store openings, through December 31, 1996.


PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities.

     (a) None

     (b) None

Item 3.  Defaults Upon Senior Securities.

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

     (a) The Company held its annual meeting of shareholders on May 15, 1996.

     (b) On May 15, 1996, the shareholders of the Company elected the following individuals as Directors:

                                      Shares Voted For     Authority Withheld
     Class A      John L. Taylor          6,116,443              653,476
                  F. Andrew Mitchell      6,116,443              653,476
                  Robert J. Klein         6,116,443              653,476

     The following individuals will continue as Directors of the Company:

     Class B      Arthur F. Greeder, III
                  Rokki Rogan
                  Charles D. Way

     Class C      Theodore J. Coburn
                  Douglas M. Raines
                  Michael A. Yeargin

     (c) On May 15, 1996, the shareholders of the Company approved the following matter:

                                            Voting for  Voting Against    Abstain      Broker Non-Votes

     Increase the number of shares reserved
         for the 1995 Stock Option Plan      5,776,325      76,071        26,358               0

     (d) None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K

     (a) See the Index to Exhibits

     (b) None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 1996.

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

                           By:      /s/ F. Andrew Mitchell
                                    F. Andrew Mitchell
                                    Chief Financial Officer and Director
                                    (principal financial officer)

                                  EXHIBIT INDEX

(a) The following exhibits, which are furnished with this Form 10-Q, are filed as part of this Form 10-Q:

                                                                                        SEQUENTIAL
EXHIBIT NO.                EXHIBIT DESCRIPTION                                            PAGE NO.

11.1                       -- Statement Re Computation of Per Share Earnings

27.1                       -- Financial Data Schedule
