Form 10-Q
period 1996-09-29
MOOVIES INC
filed 1996-11-13
CIK 946826

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 29, 1996
                                       OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

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

\
                        201 Brookfield Parkway, Suite 200
                        Greenville, South Carolina 29607
                    (Address of principal executive offices)
                                   (Zip code)

                                 (864) 213-1700
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and formal fiscal year,
                         if changed since last report)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No


The number of shares of common stock, par value $0.001 per share, outstanding at November 8, 1996 is 11,926,620.

                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                                  MOOVIES, INC.
                           Consolidated Balance Sheets




                                                                  September 29,     December 31,
                             Assets                                   1996               1995
                                                                   (unaudited)

Current assets:
     Cash and cash equivalents                                  $     5,205,448    $    3,563,788
     Receivables                                                      1,174,300         2,780,214
     Merchandise inventory                                            5,347,197         2,617,496
     Deferred income tax benefit                                      1,486,115           984,136
     Prepaid rent                                                     1,237,678           739,804
     Other                                                            2,240,840         1,243,708
         Total current assets                                        16,691,578        11,929,146

Videocassette rental inventory, net                                  21,558,855        16,728,416
Furnishings and equipment, net                                       24,364,091         9,858,952
Goodwill                                                             39,731,619             29,080,621
Deposits and other assets                                               836,794           622,361

                                                                $   103,182,937    $   68,219,496

              Liabilities and Stockholders' Equity

Current liabilities:
     Line of credit                                             $    13,795,934    $    2,500,000
     Notes payable                                                    2,600,000             5,935,215
     Current portion of long-term debt                                  355,041           481,064
     Accounts payable                                                12,603,608        10,567,375
     Accrued liabilities                                              4,692,683         3,065,603
         Total current liabilities                                   34,047,266        22,549,257

Long-term debt, less current portion                                    102,654         2,410,987
Deferred income tax payable                                           7,397,993         5,796,051
                                                                     41,547,913        30,756,295

Commitments

Stockholders' equity:
     Preferred stock, $.001 par value; 1,000,000 shares
         authorized; no shares issued and outstanding                        -                 -
     Common stock, $.001 par value; 25,000,000 shares
         authorized; issued and outstanding 11,926,620
         shares at September 29, 1996 and 8,658,532 shares
         at December 31, 1995                                            11,927             8,659
     Additional paid-in capital                                      58,335,362        35,857,767
     Retained earnings                                                3,287,735         1,596,775
         Total stockholders' equity                                  61,635,024        37,463,201

                                                                $   103,182,937    $   68,219,496


See accompanying notes to consolidated financial statements.

                                  MOOVIES, INC.

                      Consolidated Statements of Operations
                                   (unaudited)



                                                   Three months ended             Nine months ended
                                               Sept. 29,        Sept. 30,      Sept. 29,      Sept. 30,
                                                 1996            1995            1996           1995

Revenues:
     Rental revenues                         $  19,126,293   $  6,022,931   $  51,759,671   $  8,292,834
     Product sales                               2,967,489      1,004,951       7,934,783      1,233,058
                                                22,093,782      7,027,882      59,694,454      9,525,892

Operating costs and expenses:
     Operating expenses                         16,242,077      4,243,178      42,579,576      6,016,028
     Cost of product sales                       1,790,515        899,380       4,958,007      1,090,888
     Selling, general and administrative         2,408,842      1,022,873       7,019,124      1,400,755
     Amortization of goodwill                      465,143             -        1,219,548             -
                                                20,906,577      6,165,431      55,776,255      8,507,671

Operating income                                 1,187,205      862,451        3,918,199       1,018,221

Interest expense, net                             (296,461)      (106,271)       (996,979)      (185,320)
Other, net                                           3,192             -          (11,330)            -

Income before income taxes and
     extraordinary item                            893,936        756,180       2,909,890        832,901

Income tax expense                                 353,105        265,822       1,154,640        265,822

Net income before extraordinary item               540,831        490,358       1,755,250        567,079

Extraordinary item - loss on early
     extinguishment of debt                         64,290             -           64,290             -

Net income                                   $     476,541  $     490,358  $    1,690,960  $     567,079

Net income per share:

     Net income before extraordinary item    $        0.05  $        0.10  $         0.18  $        0.33

     Extraordinary item - loss on early
         extinguishment of debt                       0.01             -             0.01             -

     Net income                              $        0.04  $        0.10  $         0.17  $        0.33

Weighted average shares outstanding             11,850,000       5,015,382       9,904,000      1,710,993







See accompanying notes to consolidated financial statements.

                                  MOOVIES, INC.

                      Consolidated Statements of Cash Flows
                                   (unaudited)



                                                                                Nine months ended
                                                                           September 29    September 30,
                                                                               1996             1995

Operating activities:
     Net income                                                        $     1,690,960   $       567,079
     Adjustments to reconcile net income to net cash
         provided by operating activities:
              Depreciation and amortization                                 14,827,260         2,347,255
              Amortization of discount on long-term debt                            -             40,046
              Changes in operating assets and liabilities:
                  Receivables                                                1,860,289         (285,134)
                  Merchandise inventory                                    (2,584,701)          (20,615)
                  Other current assets                                     (1,495,006)                -
                  Deposits and other assets                                  (184,455)           273,092
                  Accounts payable                                           2,036,233           645,216
                  Accrued liabilities                                          512,080       (1,297,038)
                  Deferred income taxes                                      1,099,963           112,691

                  Net cash provided by operating activities                 17,762,623         2,382,592

Investing activities:
     Purchases of videocassette rental inventory, net                     (15,350,754)        (2,091,200)
     Purchases of furnishings and equipment, net                          (15,600,372)        (1,771,588)
     Proceeds from the sale of the grocery division                            745,625                -
     Business acquisitions                                                (11,322,687)        (1,825,541)

                  Net cash used in investing activities                   (41,528,188)        (5,688,329)

Financing activities:
     Proceeds from line of credit borrowings, net                           11,295,934                -
     Proceeds from issuance of long-term debt                                2,000,000         2,100,000
     Principal payments on long-term debt                                 (10,369,572)       (5,947,151)
     Proceeds from issuance of common stock, net                            22,480,813        36,963,330
     Cash paid, in the form of a deemed dividend,
         for the purchase of videochains                                            -       (22,559,870)
     Proceeds from the exercise of warrants                                         50                -
     Capital/partner withdrawals, net                                               -          (227,707)

                  Net cash provided by financing activities                 25,407,225        10,328,602

Increase (decrease) in cash and cash equivalents                             1,641,660         7,022,865

Cash and cash equivalents at beginning of period                             3,563,788           169,591

Cash and cash equivalents at end of period                             $     5,205,448   $     7,192,456

Supplemental disclosure of cash flow information:

     Cash paid for interest                                             $      725,680   $        95,106


See accompanying notes to consolidated financial statements.

                                  MOOVIES, INC.
                    NOTES TO CONDENSED FINANCIAL INFORMATION


(1)      Basis of Presentation

         Moovies currently operates 210 video specialty superstores, including 23 stores acquired from Premiere Video, located in Georgia, South Carolina, North Carolina, Tennessee, Virginia, Pennsylvania, New Jersey, New York, Connecticut, Ohio, Iowa, Colorado, Minnesota, Wisconsin, South Dakota and Nebraska. Moovies' superstores rent and sell a wide range of videos and video games, rent video players and video game equipment, and sell video accessories such as blank cassettes, cleaning equipment and a variety of confectionery items.

         The interim financial information included herein is unaudited. The financial information for the three month and nine month periods ended September 30, 1995 reflects the operations of Tonight's Feature Limited Partnership II ("Tonight's Feature" or the "Predecessor") which was operated as a partnership for income tax purposes. Accordingly, income taxes were paid by the Predecessor's general partners and the Predecessor had no income tax liability. Moovies, Inc. (the "Company") was incorporated in November 1994 for the purpose of entering into agreements to acquire video specialty stores, consummating an initial public offering of stock and operating video specialty stores. In August 1995, concurrently with the completion of an initial public offering of Company stock, the Predecessor was merged into Moovies, Inc. The financial information reflects the results of Tonight's Feature for all periods presented and includes the results of Moovies, Inc. from August 9, 1995. The financial information for the three month and nine month periods ended September 29, 1996 reflects the operations of the Company. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures made are adequate to make the information presented not misleading. This financial information should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-K which was previously filed with the SEC. Other than as indicated herein, there have been no significant changes from the financial data published in that report. In the opinion of management, such unaudited information reflects all adjustments, consisting only of normal recurring accruals and other adjustments as disclosed herein, necessary for a fair presentation of the unaudited information. The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

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

(3)      Public Offering.

         On June 28, 1996 the Company completed a public offering of 2,800,000 shares of common stock. On July 3, 1996 the Company closed this offering of 2,800,000 and on July 30, 1996 the Company closed on 420,000 additional shares issued in accordance with the over-allotment option granted to the underwriters. The net proceeds to the Company from the sale of common stock and the over-allotment, after deducting offering expenses, were approximately $22.5 million.

         The Company used $8.9 million of the proceeds to fund the Premiere acquisition described below. Another $3.5 million of the proceeds was used to repay the subordinated note payable to Sirrom Capital. In conjunction with that repayment, the Company recorded an extraordinary item, net of income taxes, of $64,290. The remaining proceeds were used to reduce the outstanding amount on the Company's line of credit and for general operating activities.

(4)      Premiere Acquisition.

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

(5)      Pro Forma Financial Data

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


                                                         Three months ended              Nine months ended
                                                       Sept. 29,     Sept. 30,       Sept. 29,      Sept. 30,
                                                         1996           1995           1996             1995
                                                             (in thousands, except per share information)


         Proforma revenues                          $    22,094     $   19,432     $   65,743     $    58,147

         Proforma operating costs and expenses      $    20,907     $   17,255     $   59,955     $    52,290

         Proforma net income                        $       541     $    1,235     $    2,874     $     3,299

         Proforma net income per share              $      0.04     $     0.10     $     0.24     $      0.27

         Weighted average shares outstanding             12,078         12,160         12,078          12,160


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company's results of operations for the three and nine months ended September 30, 1995 reflect only the operations of the Predecessor for the period from January 1, 1995 to August 8, 1995 and include the results of the various acquisitions from and after their respective acquisition date.

Revenues. Revenues for the three and nine months ended September 29, 1996 were $22,094,000 and $59,694,000, respectively, compared to revenues of $7,028,000 and $9,526,000 for the same periods in 1995. The increased revenues were a result of the additional stores acquired and opened by the Company concurrently with and subsequent to the initial public offering in August 1995. Product sales as a percentage of total revenues were 13.4% and 13.3% for the three and nine months ended September 29, 1996, respectively, compared to 14.3% and 12.9% for the same periods in 1995.

During the quarter same store revenues declined by approximately three percent as the video industry experienced the effects of the Olympics. The Company had anticipated post-Olympic recovery which did not materialize. Additionally, seven stores in Georgia continued to experience significant declines in same store revenues. Management believes that this trend of decreases in same store sales will be reversed in the next quarter, based in part on anticipated new releases and certain steps taken with a view to improve operations of the Georgia stores.

Operating Costs and Expenses. Operating expenses were $16,242,000 and $42,580,000 for the three and nine months ended September 29,1996 compared to $4,243,000 and $6,016,000 for comparable prior year periods. Operating expenses as a percentage of total revenues were 73.5% and 71.3% for 1996 compared to 60.4% and 63.2% for 1995. Excluding the $860,000 pre-tax charge to operating expenses in the first quarter (see Note 2), operating expenses for the nine months ended September 29, 1996 would have been $41,720,000 or 69.9% of total revenues. This increase resulted from a combination of higher product costs associated with purchasing tapes for higher expected revenue levels and higher costs associated with the opening of new stores as the new store revenues are not yet at mature levels. In addition, the new method of accounting for the amortization of videocassette rental inventory, as described in Note 2 to the consolidated financial statements, accelerates the amortization of videocassette rental inventory.

Cost of product sales increased $892,000 to $1,791,000 and $3,867,000 to $4,958,000 for the three and nine months ended September 29, 1996. This increase is directly related to the increase in product sales. Cost of product sales as a percentage of product sales were 60.3% and 62.5% for the three and nine months ended September 29, 1996 compared to 89.5% and 88.5% for 1995. This decrease is the result of closer management of product sales by certain acquired companies and increasing the mix of higher margin items.

General and administrative expenses increased to $2,409,000 and $7,019,000 for the three and nine months ended September 29, 1996, respectively, from $1,023,000 and $1,401,000 for the comparable prior year periods, reflecting the acquisitions and additional store openings. General and administrative expenses as a percentage of total revenues were 10.9% and 11.8% for 1996 compared to 14.6% and 14.7% for 1995. The percentage decrease, despite the increase in the amount of general and administrative expenses, reflects the effect of spreading these expenses over significantly greater revenues.

Interest Expense, Net. Interest expense increased to $296,000 and $997,000 for the three and nine months ended September 29, 1996 from $106,000 and $185,000 for the comparable prior year periods. The increase is related primarily to additional borrowings under the Company's line of credit agreements and subordinated credit facility.

Income Tax Expense. The Company had income tax expense for the three and nine months ended September 30, 1995 of $266,000. Income tax expense for the three and nine months ended September 29, 1996 was approximately $353,000 and $1,155,000, respectively, representing an effective income tax rate of approximately 39.5%.

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

In December 1995 and January 1996 the Company borrowed a total of $6.5 million under an existing revolving credit facility from a bank. The proceeds were used to fund the cash portion of certain acquisitions. In addition, in January 1996 the Company borrowed $2.0 million (the "Subordinated Credit Facility"), which was subordinated to the Company's revolving credit facility. The Company repaid its subordinated Credit Facility with the proceeds of its second offering.

In March 1996, the Company signed a revolving credit facility (the "Facility") for up to $22.5 million to replace its existing credit facilities. The available amount of the Facility will reduce quarterly beginning on March 31, 1997 with final maturity of June 30, 1998. The interest rate of the Facility is variable based on LIBOR and the Company may repay the Facility at any time without penalty. As of September 29, 1996, the Company had outstanding borrowings of $13.8 million. In November 1996, the Company signed a commitment letter to increase the Facility to $30.0 million.

On June 28, 1996 the Company completed a public offering of 2.8 million shares of common stock and on July 3, 1996 received net proceeds of $19.4 million. On July 30, 1996 the underwriters exercised their over-allotment option for 420,000 additional shares of common stock and the Company received additional net proceeds of $3.1 million.

Concurrently with the closing of the public offering, the Company acquired the Premiere Video chain in an asset purchase agreement. Pursuant to the agreement, the Company paid $8.9 million in cash and the Company will make a final payment of $2.6 million in January 1997. The Company's obligation to make this payment has been secured by a letter of credit. In addition, the Company repaid its $3.5 million subordinated Credit Facility and repaid $3.0 million of its line of credit. The remaining proceeds were temporarily placed in short-term investment securities and were used to finance new store openings and acquisitions of other businesses that are consistent with the Company's growth strategy. The Company believes that cash from operations and borrowing availability under its existing credit facilities will be sufficient to fund its existing operations, including its planned capital expenditures and new store openings, through June 30, 1997.

The Company has had preliminary discussions with numerous video rental store owners at various times regarding the potential acquisition of their stores. Management expects that some of these discussions will result in new acquisitions, although the Company has no agreements or commitments to acquire stores at this time. The Company is engaged in negotiations with the owners of a total of 23 video retail stores and franchiser's rights in regard to a total of 45 video retail stores. In the event that the Company purchases this chain of stores for cash, then the Company may require additional capital prior to June 30, 1997. The Company is considering additional financings which may be through the issuance of debt or equity securities.

The Company's capital expenditures during the remainder of 1996 will focus on opening new stores and completing the implementation of a new MIS. The Company currently intends to open approximately 18 additional superstores in the last quarter of 1996. The Company estimates that the total cash required to open a new Moovies superstore, including store fixtures and equipment, leasehold improvements and rental and sale inventory, typically ranges from $250,000 to $300,000 per superstore. The Company's MIS is currently being used in approximately 185 video specialty stores.

Note regarding Private Securities Litigation Reform Act: Statements made by the Company which are not historical facts, including projections, statements of plans, objectives, expectations, or future economic performance, are forward looking statements that involve risks and uncertainties and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The Company's future financial performance could differ significantly from that set forth herein, and from the expectations of management. Important factors that could cause the Company's financial performance to differ materially from past results and from those expressed in any forward looking statements include, without limitation, the factors discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations." For further information on these and other risk factors, please refer to the Company's Form 10-K for the year ended December 31, 1995, and the prospectus of June 28, 1996, including the "Risk Factors" section thereof.



PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities.

     (a) None

     (b) None

Item 3.  Defaults Upon Senior Securities.

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

     (a) None

     (b) None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K

     (a) See the Index to Exhibits

     (b) None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on November 13, 1996.

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

                           By:      /s/ F. Andrew Mitchell
                                    F. Andrew Mitchell
                                    Chief Financial Officer and Director
                                    (principal financial officer)

                                  EXHIBIT INDEX

(a) The following exhibits, which are furnished with this Form 10-Q, are filed as part of this Form 10-Q:

                                                                     Sequential
Exhibit No.  Exhibit Description                                       Page No.

3.1*         --Restated Certificate of Incorporation of Moovies, Inc.

3.2 --Restated Bylaws of Moovies, Inc. (Incorporated by reference to Exhibit 3.2 in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).

11.1         -- Statement Re Computation of Per Share Earnings

27.1         -- Financial Data Schedule



* Incorporated by reference to the same exhibit number in the Company's Registration Statement on Form S-4 (File No. 333-13899).