Form 10-K405
period 1996-12-31
MOOVIES INC
filed 1997-03-31
CIK 946826

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(MARK ONE)
   [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED,
                           EFFECTIVE OCTOBER 7, 1996]
                   For the fiscal year ended December 31, 1996
                                       OR
   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from ___________ to ___________

                         Commission file number 0-26526

                                 MOOVIES, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                                57-1012733
         --------                                                ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

  201 BROOKFIELD PARKWAY, SUITE 200
      GREENVILLE, SOUTH CAROLINA                                     29607
(Address of principal executive offices)                          (Zip code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (864) 213-1700

           Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                    -----------------------------------------
      None                                           Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.001 PAR VALUE
                          -----------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $53,322,830 at March 26, 1997 (9,695,060 shares). The number of common shares outstanding at March 26, 1997 was 12,354,292 (exclusive of treasury shares).


================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement to be mailed to stockholders in connection with the registrant's 1997 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-13.

         Note: The discussions in this Form 10-K contain forward looking statements that involve risks and uncertainties. The actual results of Moovies, Inc. and subsidiaries (the "Company") could differ significantly from those set forth herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in"Business," particularly "Business-Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this Form 10-K. Statements contained in this Form 10-K that are not historical facts are forward looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. A number of important factors could cause the Company's actual results for fiscal 1997 and beyond to differ materially from those expressed or implied in any forward looking statements made by, or on behalf of, the Company. These factors include, without limitation, those listed in "Business-Risk Factors" in this Form 10-K.

                                     PART 1

         ITEM 1. BUSINESS

GENERAL

         As of March 26, 1997, Moovies, Inc. (the "Company") operated 253 video specialty superstores and 43 franchised stores located in South Carolina, North Carolina, Georgia, Tennessee, Virginia, Ohio, New Jersey, New York, Connecticut, Pennsylvania, Iowa, Colorado, Minnesota, Wisconsin, South Dakota, Nebraska, Michigan, Texas, Florida, Kentucky and Louisiana. The Company's stores rent and sell a wide range of videos and video games, rent video players and video game equipment and sell video accessories such as blank cassettes, cleaning equipment and a variety of confectionery items.

         Tonight's Feature Limited Partnership II, the Company's predecessor (the "Predecessor"), opened its first store in 1989 and in 1992 introduced the Moovies superstore format. The Company was incorporated in November 1994 for the purpose of entering into agreements to acquire video specialty stores and consummating an initial public offering of stock. In June 1995, the Company entered into definitive acquisition agreements with nine selling groups to acquire 76 video specialty stores (the "Initial Acquisitions") located in Georgia, Virginia, New Jersey, North Carolina, Ohio, New York, Connecticut and Pennsylvania. Concurrently with the completion of its initial public offering in August 1995, the Predecessor's corporate general partner was merged into the Company and the Initial Acquisitions were consummated. From the Company's initial public offering through December 31, 1996, the Company acquired 78 additional video specialty stores in nine separate acquisitions (the "Subsequent Acquisitions") (the Initial Acquisitions and the Subsequent Acquisitions collectively, the "Acquisitions").

BUSINESS AND EXPANSION STRATEGY

         The key elements of the Company's business and expansion strategy are as follows:

         Superstores. The Company believes that focusing on the superstore format will enhance the Company's profitability. Superstores are defined in publicly available published reports ("Industry Reports") on the video store industry by independent parties as stores carrying 7,500 or more tapes, including 4,500 titles. The Company believes that the superstore format is generally the most profitable store format. All of the Company-owned stores are superstores. The most significant advantages of the superstore format include the following:

                           - A broader selection of titles and greater
                  availability of new releases, which generate increased customer traffic;

                           - Sufficient floor space to develop categories and
                  themes and to create an entertaining environment; and

                           - Reduced labor costs (the Company's highest
                  operating expense) as a percentage of revenues.

         These characteristics enable superstores to produce revenues and profit levels sufficient to justify paying the generally higher lease rates of preferred store locations.

         Customer Service. The Company seeks to provide a high level of customer service at each of its stores. The Company offers a broad selection of new releases and catalog product and is committed to offering more copies of the newest releases than many of its competitors. In addition, the Company provides customers with personalized attention and offers special, customer-oriented programs like "Reservations Accepted" and "Kids Rent Free." Moovies strives to maintain a fun, family-oriented environment in all of its stores.

Geographic Concentration. The Company prefers to concentrate its new store openings and activities in the areas in which other Moovies stores are located to maximize operating efficiencies. The Company believes that a geographic concentration allows the Company to more easily monitor store operations through its area management structure and to achieve operating efficiencies in inventory management, marketing, distribution, training and store supervision. The Company will move to a new geographic area when it sees an opportunity to be a top competitor in a particular market. A key benefit to operating multiple stores in a single geographic market is the Company's ability to receive relatively large aggregate cooperative advertising credits from its distributors and use them more efficiently than smaller competitors. The Company receives cooperative advertising credits for each store it operates, and by operating multiple stores in a single geographic market, the Company can more effectively use cooperative advertising credits to maximize the impact of its advertising.

         New Store Development. The Company intends to continue to expand its operations by opening at least 80 new stores in 1997. The Company opened 50 new Moovies superstores during 1996. The Company focuses its new store openings principally in markets with multiple shopping areas and a sufficient population base to support more than one video specialty store operator. The Company generally intends to open these stores in geographic areas where the Company is already operating stores and attractive acquisition opportunities are not available. The Company estimates that the net cash required to open a new Moovies superstore, including store fixtures and equipment, leasehold improvements and rental and sale inventory, typically ranges from $275,000 to $325,000 per superstore. The Company plans to reduce this cost during 1997 by reducing the costs associated with store construction, lighting and fixtures and inventory.

         Targeted Acquisitions. The Company believes that acquiring clusters of superstores in targeted market areas is often the most cost-effective means of entering a new market, particularly when the stores are in desirable locations. Other than its preference for concentrating new store openings and acquisitions in areas where it already has stores, the Company does not focus its acquisition searches on specific regions of the country, preferring instead to evaluate opportunities as and where they arise. Because of a recent trend toward consolidation in the industry, the Company believes smaller chain operators perceive the need to join larger organizations for enhanced access to working capital, marketing efficiencies and other economies of scale to compete successfully in the future. This has created an opportunity for the Company to grow further through acquisitions, and as a result, the Company believes that it will continue to be presented with attractive acquisition opportunities throughout the U.S.

MOOVIES STORES

         The following table provides geographic information about the number of existing stores in each state as of March 26, 1997. In addition to these Company-owned stores, Moovies also has 43 franchised stores in Kentucky, Texas, Florida and Louisiana.

       State                                           Number of Stores
       -----                                           ----------------
       South Carolina ...........................................    33
       North Carolina ...........................................    32
       Georgia ..................................................    31
       Virginia .................................................    25
       Ohio .....................................................    24
       Michigan .................................................    21
       Iowa .....................................................    20
       Pennsylvania .............................................    17
       New York .................................................    13
       Colorado .................................................     7
       New Jersey ...............................................     7
       Minnesota ................................................     5
       South Dakota .............................................     5
       Wisconsin ................................................     5
       Nebraska .................................................     4
       Connecticut ..............................................     3
       Tennessee ................................................     1
                                                                    ---
              Total .............................................   253
                                                                    ===

         The Company's management structure is designed to enhance the overall performance of the Company's video specialty stores by providing more consistent and supportive supervision of store operations. The Company's operations are divided into nine areas, each of which has an area manager and district managers responsible for store operations within the region. Each of the Company's stores is managed by a full time store director, who typically has one assistant store director.

         Management believes that the concentration of the Company's stores in clusters enhances the Company's control of its store operations and enables the Company to respond more quickly to changing market conditions. Because the Company's stores are geographically concentrated, area managers typically visit stores within their respective areas at least twice a month. These visits are made to ensure adherence to Company-specified operating standards and to discern current market information. In addition, area managers meet on a regular basis with senior management at the Company's headquarters to discuss their operations. The Company believes that these meetings facilitate prompt decision-making and enable the Company to respond rapidly to changing market conditions and consumer demand.

         In choosing new store sites, the Company considers such factors as convenience to residential neighborhoods, visibility, access, traffic volume and consumer demographics, regardless of the proximity of competing video specialty stores. Company superstores are generally located in trade areas with populations of more than 15,000, such as suburbs of metropolitan markets. The Company's stores have generally performed well in close proximity to competing superstores, which the Company believes is due in part to unsatisfied market demand. The Company's stores generally are located in stand-alone sites or strip shopping centers for heightened visibility, with a preference for end-cap locations. The Company's stores range in size from approximately 2,000 to 13,100 square feet, with an average size of approximately 5,800 square feet. Most of the stores are leased pursuant to leases with terms ranging from one to fifteen years and varying renewal options. The Company is responsible for taxes, insurance and utilities under most of these leases. Generally, the Company's stores are open seven days a week, from 10:00 a.m. to 11:00 p.m.

ACQUISITIONS

         Concurrently with the completion of its initial public offering in August 1995, the Company purchased substantially all of the assets, assumed certain liabilities and acquired the business of 76 video specialty stores.

         Subsequent to the initial public offering, the Company acquired 48 additional stores in 1995. These stores were acquired in six separate merger and asset purchase transactions. Aggregate consideration for the six acquisitions was approximately $22.1 million, including the issuance of approximately $5.9 million in notes payable and the issuance of approximately 842,000 shares of common stock.

         In March 1996, the Company acquired the "Showtime Video" chain of five stores in an asset purchase transaction for aggregate consideration of approximately $400,000 in cash and a $1.9 million note payable. The Company paid the cash portion of the consideration and repaid the note in April 1996 with borrowings under its line of credit. Showtime operated five stores in northeastern Colorado.

         In July 1996, the Company acquired the "Premiere Video" chain of 23 stores in an asset purchase transaction for aggregate consideration of approximately $8.9 million in cash and a $2.6 million note payable. The Company paid the cash portion of the consideration with proceeds from its public offering of common stock completed in July 1996. The note was repaid in January 1997 with borrowings under the Company's line of credit. Premiere operated stores located in Iowa, Wisconsin, South Dakota, Minnesota and Nebraska.

         In November 1996, the Company acquired two stores from "Stop & Shop" in an asset purchase transaction for aggregate consideration of approximately $590,000 in cash which the Company paid with borrowings under its line of credit. Stop & Shop operated both stores in Connecticut.

         In March 1997, the Company acquired the "Movie Warehouse" chain of 21 video specialty stores and 43 franchised stores in an asset purchase transaction for aggregate consideration of approximately $9.6 million in cash, common stock, and a note payable. The cash portion of the consideration was paid with borrowings under the Company's new senior credit facility (see Management's Discussion and Analysis - Liquidity). The 21 video specialty stores are located in the greater Detroit, Michigan area and the 43 franchised stores are located in Kentucky, Florida, Texas and Louisiana.

MERCHANDISING

         A typical Company superstore carries a broad selection of new release titles (videos released in the last 12 months) and approximately 5,000 catalog titles (generally, videos in release for over 12 months). Each store has a few special interest titles, covering subjects such as sports, exercise and education, which are selected by management to appeal to the customer base in the particular store's market area. Movies are listed and displayed alphabetically within each category. In 1996, over 84% of the Company's net revenues were derived from the rental of videos and video games. In 1996, over 15% of the Company's net revenues were derived from the sale of videos, including previously rented videos, video games and other products.

         As of March 26, 1997, 209 stores were operated under the Moovies name and logo which has allowed the Company to begin developing a brand awareness among its customers. The Moovies stores feature distinctive signs and colorful awnings on the store's exterior and interior. The brightly lit interiors prominently display large signs which promote the Company's signature attributes of "Reservations Accepted" and "Kids Rent Free." "Moo Releases" (new releases) are displayed alphabetically along the perimeter of each store for easier selection by customers. Other features of the stores include television monitors which preview coming attractions, a customer courtesy phone and large category signs which direct customers to their preferred titles.

         The Company generally has a three day, two night rental term for new releases and catalog titles, but has been testing a one night rental term and may change to a one night term in selected markets based upon the results of these tests. While the Company is committed to offering more copies of popular new releases than its competitors, the Company also believes that these rental terms tend to keep new releases readily available. In the case of a major box office hit offered for rental, the Company typically orders 20 to 40 copies of that title for each store and may order as many as 200 copies for a single store. For each superstore, the Company bases the selection and quantity of videos on demographic data for the region or neighborhood in which the store is located, as well as the past or projected performance of that store. The Company assesses late fees for videos returned beyond the initial term.

SUPPLIERS

         The video inventory in each of the Company's stores consists of catalog and new release titles, which it either purchases or rents. The Company purchases approximately 80% of its new release videos and all of its catalog videos directly from video wholesalers. The Company purchases from such wholesalers rather than directly from movie studios because the Company believes that the cost savings of direct purchases would not offset the expense to the Company of establishing its own distribution system. Currently, the typical cost of new release videos purchased by the Company is approximately $60 to $67 for titles the Company will rent and $12 to $15 for titles acquired for immediate resale as well as for rental. Catalog titles also typically cost less than $10. The Company has selected two primary suppliers, Baker & Taylor Entertainment, a division of Baker & Taylor ("BTE") and Star Video to fulfill the majority of its new release titles and uses Major Video to provide the majority of its catalog product for new stores. The Company believes that if its relationships with its primary suppliers are terminated, the Company could obtain videos from other suppliers at prices and on terms comparable to those available from its current suppliers.

         The Company also rents new release titles under revenue sharing arrangements. The Company presently spends approximately 20% of its new release budget to obtain new releases from Rentrak Corporation ("Rentrak") pursuant to a long-term revenue sharing agreement. Under this agreement, the Company is obligated to obtain a minimum annual dollar amount of new release titles from Rentrak. The Company may choose which stores offer a title from Rentrak, but if a store obtains a copy of a new release title from Rentrak it must obtain all copies of that title from Rentrak. The Company believes that Rentrak is often a more cost effective source for larger orders of an individual title and typically chooses to use Rentrak titles in newly opened stores or stores with significant competition order to build customer traffic. Using Rentrak enables the Company to order larger numbers (often three times as many) of copies of a particular title to satisfy customer demand than would be cost-effective if the copies were purchased for rental and allows the Company to order a large number of copies for certain stores to meet most of the heavy initial demand that exists during the the first few weekends after a title's release. When the Company chooses to offer a title under the Rentrak agreement a minimum number of copies for each store is often established by Rentrak based on prior experience with similar titles. The Company believes that these minimum order requirements have not been burdensome since it typically orders large numbers of copies when it chooses a Rentrak title. The Company is able to obtain a wide variety of titles under this agreement since Rentrak has a supplier relationship with three of the six largest studios.

         During the revenue sharing period, which is generally one year (but does not exceed two years) per title, the movie studio retains ownership of the video and the Company shares the rental revenue with Rentrak rather than purchasing the video for a fixed cost. In addition, the Company must make an initial payment in the form of a handling charge of from $8 to $10 per video obtained pursuant to this agreement. At the end of the revenue sharing period for a title, the Company has the option to purchase the copies of that title, generally for less than $5 per copy. Revenue sharing reduces the risk that the Company will be unable to recover the acquisition cost of a video through rental revenue before the popularity of the title declines significantly. In order to obtain the full benefits of the Rentrak revenue sharing arrangement, the Company must correctly identify the new release titles that it should lease from Rentrak and the stores which should receive them. Because the Company's percentage share of revenue under the Rentrak agreement is fixed, to the extent that the Company obtains new release videos from Rentrak for too many or the wrong stores, the Company's profits may be adversely affected.

MARKETING AND ADVERTISING

         The Company markets its stores and merchandise through radio and direct mail and to a lesser extent through television and newspaper advertising, discount coupons, celebrity appearances and promotional materials. The Company also publishes a proprietary monthly video guide designed to help customers determine what videos to watch. The cost of these activities is primarily funded through advertising allowances and market development funds that the Company receives from its video wholesale suppliers. In addition, the Company benefits from the advertising and marketing of studios and theaters in connection with their efforts to promote films and increase box office revenues. The Company's advertising primarily emphasizes two of the Company's signature attributes, "Reservations Accepted" and "Kids Rent Free," which are designed to increase customer loyalty and differentiate Moovies from its competitors. Advertising also promotes the stores' large selection of videos, customer service and value, as well as the Company's family orientation.

INVENTORY

         The Company aggressively manages its store inventory. In each of its markets, management seeks to maintain the largest selection of new releases and catalog product that is consistent with long-term store profitability. Buying decisions are made centrally and are based on the size of the active customer base, new release dates, box office results, industry newsletters and management's knowledge of the popularity of certain types of movies in its markets. The Company believes that centralized buying allows it to obtain better volume discounts. Rentals are monitored on a daily basis in each store, enabling the Company to reallocate videos and video games among stores to respond to customer demand and enhance profitability.

MANAGEMENT INFORMATION SYSTEMS

         During 1996, the Company installed a management information system ("MIS") in all of its stores (except for the 23 Premiere Video stores and the recently acquired Movie Warehouse stores). The MIS uses a point-of-sale ("POS") computer located at each store that records all rental and sale information upon customer checkout using scanned bar code information and updates such information when the videos and video games are returned. This POS system is tied to a computerized information system at the corporate offices. The Company believes data generated by the MIS helps management monitor store operations and inventory more effectively and at lower cost than the previous systems. The Company also believes its ability to review rental history by title and location assists it in making purchasing decisions with respect to new releases. The MIS also enables the Company to perform its periodic physical inventory using bar code recognition, which is more efficient, more accurate and less costly than a manual count.

COMPETITION AND TECHNOLOGICAL OBSOLESCENCE

         The video retail industry is highly competitive. The Company's stores compete with other video specialty stores, including stores operated by regional and national chains, such as Blockbuster Entertainment Corporation

("Blockbuster"), and with other businesses offering videos and video games, such as supermarkets, pharmacies, convenience stores, bookstores, mass merchants, mail order operations and other retailers. Some of the Company's competitors, including Blockbuster, have significantly greater financial and marketing resources, market share and name recognition than the Company. In addition, the Company's stores compete with other leisure-time activities, including movie theaters, network and cable television, live theater, sporting events and family entertainment centers. However, many of these have a higher per-person cost than the rental of a video.

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

         The Company's stores also compete with Pay-Per-View cable television systems ("Pay-Per-View"), in which home subscribers pay a fee to see a movie selected by the subscriber. Existing Pay-Per-View services offer a limited number of channels and movies and are generally available only to households with a converter to unscramble incoming signals. Recently developed technologies, however, permit certain cable companies, direct broadcast satellite companies, telephone companies and other telecommunications companies to transmit a much greater number of movies to homes in more markets as frequently as every five minutes, and are referred to as "Near Video-on-Demand." These technologies, by providing alternatives to home video rentals and purchases, could have a material adverse effect on the Company's business. None of these technologies, however, currently have penetration in the consumer market as high as the 80% penetration of the VCR nor currently represent as large a percentage of revenue to the movie studios as video specialty stores. Over the long term, further improvement in these technologies could lead to the availability of a broad selection of movies to consumers on demand, referred to as "Video-on-Demand," at a price which is competitive with the price of video rentals, which could have a material adverse effect on the Company's financial condition and results of operations. Although the Company does not believe that these technologies represent a competitive threat to its business within the next five years, technological advances or changes in the manner in which movies are marketed, including the earlier release of movie titles to cable television or other distribution channels, could make these technologies more attractive and economical, which could have a material adverse effect on the business of the Company and on the Company's financial condition and results of operations.

EMPLOYEES

         As of March 26, 1997, the Company employed 2,840 persons, of whom 750 were employed on a full-time basis. None of the Company's employees are represented by a labor union, and the Company believes that its relations with its employees are good.

INTELLECTUAL PROPERTY

         The Company owns a number of trademarks and service marks that have been registered with the United States Patent and Trademark Office, including MOOVIES(R). The Company considers its intellectual property rights to be an important part of its business.

         RISK FACTORS

NEW STORE OPENINGS

         The Company's continued growth will primarily depend on its ability to open and operate new stores on a profitable basis. Although the Company intends to increase the number of its stores within its current market areas and believes that adequate sites are currently available in these markets, the rate of new store openings is subject to various contingencies, some of which are beyond the Company's control. These contingencies include the Company's ability to secure suitable store sites on a timely basis and on satisfactory terms, the Company's ability to hire and train competent store management and personnel, the availability of adequate capital resources and the successful integration of new stores into existing operations. There can be no assurance that the Company will be able to achieve its planned expansion or that its expansion will be profitable. Failure of the Company to achieve its planned expansion on a profitable basis could have a material adverse effect on the Company's financial condition and results of operations.

ACQUISITION RISKS

         General. The Company's growth strategy includes consideration of acquisitions. There can be no assurance that the Company will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired operations into its existing operations or expand into new markets. There can be no assurance that acquisitions will not have a material adverse effect upon the Company's operating results. Once integrated, acquired operations may not achieve levels of revenues or profitability comparable to those achieved by the Company's existing operations, or otherwise perform as expected.

         Limited Knowledge and Operating History. Notwithstanding its own due diligence investigation, management has, and will have, limited knowledge about the specific operating history, trends and customer buying patterns of video specialty stores it acquires. Consequently, there can be no assurance that the Company will make acquisitions at favorable prices, that acquired stores will perform as well as they had performed historically or that the Company will have sufficient information to accurately analyze the markets in which it elects to make acquisitions. Failure to pay reasonable prices for acquisitions or to acquire profitable video specialty stores could have a material adverse effect on the Company's financial condition and results of operations.

         Competition for Acquisitions. Certain of the Company's larger, better capitalized competitors may seek to acquire some of the same video specialty stores that the Company seeks to acquire. Such competition for acquisitions would be likely to increase acquisition prices and related costs and result in fewer acquisition opportunities, which could have a material adverse effect on the Company's growth.

         Misrepresentations and Breaches by Sellers. In consummating acquisitions, the Company relies upon certain representations, warranties and indemnities made by the sellers, as well as its own due diligence investigation. There can be no assurance that such representations and warranties will be true and correct or that the Company's due diligence will uncover all material adverse facts relating to the operations and financial condition of the stores acquired. Any material misrepresentations could have a material adverse effect on the Company's financial condition and results of operations.

         Consideration for Acquired Stores Exceeds Asset Value. Valuations of the video specialty stores acquired in connection with the Acquisitions by the Company were not established by independent appraisers, but through arm's-length negotiations between the Company and the respective sellers. The consideration paid for each of these stores was based primarily on management's estimate of the value of such stores as going concerns and not on the value of the acquired assets. No assurance can be given that the future performance of such stores will justify or be commensurate with the consideration being paid to acquire them. Similar risks apply to future acquisitions.

FINANCING GROWTH STRATEGY

         Subsequent to year end 1996, the Company signed a new senior credit facility for up to $75.0 million (see Management' Discussion and Analysis - Liquidity). As of March 26, 1997, the Company had outstanding borrowings of $37.0 million under this line of credit. The Company currently intends to finance new store openings and future acquisitions with cash from operations, borrowings under credit facilities and the net proceeds from the sale of debt or equity securities. If the Company does not have sufficient cash from operations, credit facilities or the ability to raise cash through the sale of debt or equity securities, the Company will be unable to pursue its growth strategy, which would have a material adverse effect on the Company's ability to increase its revenues and net income and could have a material adverse effect on the Company's financial condition and results of operations.

COMPETITION

         The video retail industry is highly competitive. The Company competes with other video specialty stores, including stores operated by regional and national chains, as well as other businesses offering videos and video games such as supermarkets, pharmacies, convenience stores, bookstores, mass merchants, mail order operations and other retailers. Many of the Company's stores compete with stores operated by Blockbuster, the dominant video specialty retailer in the United States. Blockbuster and certain of the Company's other competitors have significantly greater financial and marketing resources, market share and name recognition than the Company. In addition, the Company's stores compete with other leisure-time activities, including movie theaters, network and cable television, programs made available directly by satellite, live theater, sporting events and family entertainment centers. The Company's failure to compete effectively would have a material adverse effect on its financial condition and results of operations.

ABILITY TO MANAGE GROWTH

         The Company is currently experiencing a period of rapid growth and expansion. Such growth and expansion has placed and will continue to place a significant strain on the Company's services and support operations, administrative personnel and other resources. The Company's ability to manage such growth effectively will require the Company to continue to improve its operational, management and financial systems and controls and to train, motivate and manage its employees. In addition, the Company may be unable to retain or hire the necessary personnel or acquire other resources necessary to service such growth adequately. There can be no assurance that the Company will be able to effectively manage this rapid growth and expansion.

LOSS OF CUSTOMERS AND CUSTOMER LOYALTY

         The success of the video specialty stores the Company acquires depends in large part on the Company's ability to successfully convert them to the Moovies(TM) name, logo and format without negatively impacting customer service in these stores or customers' perceptions of these stores. The Company currently operates substantially all of its stores under the Moovies (TM) name and logo, except for stores acquired in the "Premiere Video" acquisition in July 1996 and the "Movie Warehouse" acquisition in March 1997. To the extent that customers have developed loyalty to the current names and logos of these stores, such transition could result in a loss of customers. A significant loss of customers would have a material adverse effect on the Company's financial condition and results of operations.

TECHNOLOGICAL OBSOLESCENCE

         The Company competes with Pay-Per-View, in which home subscribers pay a fee to see a movie selected by the subscriber. Existing Pay-Per-View services offer a limited number of channels and movies and are generally available only to households with a converter to unscramble incoming signals. Technologies recently introduced to the consumer market, however, permit certain cable companies, direct broadcast satellite companies, telephone companies and other telecommunications companies to transmit a much greater number of movies to homes in more markets as frequently as every five minutes ("Near Video-on-Demand"). These technologies, by providing alternatives to home video rentals and purchases, could have a material adverse effect on the Company's business. Over the long term, further improvements in these technologies, or the development of other similar technologies, could lead to the availability of a broad selection of movies to consumers on demand ("Video-on-Demand"), which could have a material adverse effect on the Company's financial condition and results of operations. Changes in the manner in which movies are marketed, primarily related to the timing of releases of movie titles to these distribution channels, and the prices charged by those channels, could also substantially decrease the demand for video rentals, resulting in a material adverse effect on the Company's financial condition and results of operations. In addition, the introduction of digital video discs, which occurred in February 1997, could reduce the demand for video rentals, resulting in a material adverse effect on the Company's financial condition and results of operations.

DEPENDENCE UPON SUPPLIERS

         The Company acquires approximately 80% of its supply of new release videos, in the aggregate, from two suppliers. While the Company believes that it can readily purchase sufficient quantities of titles on comparable terms from other suppliers, there can be no assurance that an alternative supplier or suppliers would provide service, support or payment terms as favorable as those currently provided. Failure to obtain comparable service, support or payment terms from an alternative supplier could have a material adverse effect on the Company's financial condition and results of operations.

PRICING OF VIDEOS

         Changes in the movie studios' wholesale pricing structure for videos could result in a competitive disadvantage for all video specialty stores, including those of the Company, and could therefore have a material adverse effect on the Company's financial condition and results of operations. Recently, movie studios have begun pricing more of their film releases for sale to the consumer rather than for rental, and to the extent that such sales reduce the volume or prices of rentals, which generally provide higher margins, the Company's profit margins would be reduced, which could have a material adverse effect on the Company's financial condition and results of operations. In addition, the introduction of video compact discs, which occurred in February 1997, may result in an increase in the ratio of sales to rental revenues and a decrease in the Company's overall profit margins, which could have a material adverse effect on the Company's financial condition and results of operations.

INABILITY TO OBTAIN AND ADEQUATELY MANAGE LEASED INVENTORY

         The Company's ability to compete successfully depends in part on its ability to lease appropriate quantities of the latest and most popular videos on a timely basis and at favorable prices. The Company presently intends to spend approximately 20% of its new release budget to obtain new releases from Rentrak pursuant to a revenue sharing agreement. The Company believes Rentrak is currently the sole supplier of leased videos to video specialty stores. In order for the Company to obtain the most benefit from the Rentrak revenue sharing arrangement, the Company must correctly identify new release titles that it should lease from Rentrak and the stores which should receive them. Because the Company's percentage share of revenue under the Rentrak agreement is fixed, to the extent that the Company obtains new release videos from Rentrak for too many or the wrong stores, the Company's profits may be adversely affected.

NO ASSURANCE OF CONTINUED PROFITABILITY; QUARTERLY FLUCTUATIONS; SEASONALITY AND OTHER FACTORS

         Although the Company has been profitable since its initial public offering, there is no assurance it will continue to be profitable. In addition, many of the Company's stores have a limited operating history. Future operating results may be affected by many factors, including variations in the number and timing of store openings, the quality of new release titles available for rental and sale, acquisition by the Company of existing video stores, additional and existing competition, marketing programs, weather, special or unusual events and national, regional and local economic conditions that may affect retailers in general. Any concentration of new store openings and the related new store pre-opening costs near the end of a fiscal quarter could have an adverse effect on the financial results for that quarter and could, in certain circumstances, lead to fluctuations in quarterly financial results. The video and video game rental portions of the Company's business are somewhat seasonal, with revenues in April, May, September and October generally being lower compared to other months of the year.

VOLATILITY OF STOCK PRICE

         The market price of the Company's Common Stock has fluctuated substantially since its initial public offering in August 1995. See "Market for Registrant's Common Stock and Related Stockholder Matters." There is no assurance that the market price of the Common Stock will not decline. The Common Stock is traded on the Nasdaq Stock Market, which market has experienced and is likely to experience in the future significant price and volume fluctuations, which could adversely affect the market price of the Common Stock without regard to the operating performance of the Company. The Company believes factors such as quarterly fluctuations in financial results, announcements of new technologies in movie distribution or announcements by competitors may cause the market price of the Common Stock to fluctuate, perhaps substantially. These fluctuations, as well as general economic conditions, such as recessions or high interest rates, may adversely affect the market price of the Common Stock.

RISK RELATED TO FRANCHISE OPERATIONS

         In connection with the Movie Warehouse acquisition, the Company acquired franchisor's rights to 43 franchised stores in Kentucky, Florida, Texas and Louisiana. The Company's revenue from franchise operations varies directly with franchisees' gross revenue. The ability of the Company's franchisees to compete in the video store industry is important to the Company's prospects because franchise fees are based on franchisees' gross revenue. The Company's franchisees are generally in intense competition with franchisees of other systems, independent operators and owner-operated chains. Competition in the video store industry is based upon may factors, each of which may be more or less important in a given market and location. A franchisee's success may also be affected by general, regional and local economic conditions.

REGULATION

         The sale of franchises is regulated by various state laws as well as by the Federal Trade Commission (the "FTC"). The FTC requires that franchisors make extensive disclosure to prospective franchisees but does not require registration. A number of states require registration or disclosure in connection with franchise offers and sales. In addition, several states have "franchise relationship laws" or "business opportunity laws" that limit the ability of franchisors to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. While the Company's franchising operations are not materially adversely affected by such existing regulations, the Company cannot predict the effect any future legislation or regulation may have on its business operations or financial condition.

RELIANCE ON KEY PERSONNEL

         The Company's operations are dependent on the continued efforts of John
L. Taylor, its President, Chairman of the Board and Chief Executive Officer, and its other executive officers. If any of these individuals become unwilling or unable to continue their employment or association with the Company, or if the Company is unable to attract and retain other skilled employees when needed, the Company's business could be materially, adversely affected. The Company has obtained key man life insurance covering John L. Taylor in the amount of $1.0 million.

ANTI-TAKEOVER PROVISIONS

         The Company's Board of Directors has the authority to issue up to one million shares of Preferred Stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any shares of Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company, thereby delaying, deferring or preventing a change of control of the Company. In addition, certain provisions in the Company's Certificate of Incorporation and Bylaws relating to dividing the Board of Directors into three classes, restrictions on calling special meetings of stockholders, restrictions on amendments to the Bylaws and prohibitions against action by majority written consent of the stockholders may discourage or make more difficult any attempt by a person or group of persons to obtain control of the Company.

         The Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. In general, the statute prohibits a publicly held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. For purposes of Section 203, a "business combination" includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder, and an "interested stockholder" is a person who, together with affiliates and associates, owns (or within three years prior, did own) 15% or more of a corporation's voting stock.

         In addition, options issued pursuant to the Company's 1995 Stock Plan will vest immediately upon a Change in Control as defined in the option agreements.

         On December 20, 1996 the Company's Board of Directors adopted a Shareholder Protection Rights Agreement (the "Rights Agreement"). Under the Rights Agreement, a dividend of one right ("Right") to purchase a fraction of a share of a newly created class of preferred stock, was declared for each share of Common Stock outstanding at the close of business on December 31, 1996. The Rights, which expire on December 31, 2006, may be exercised only if certain conditions are met, such as the acquisition (or the announcement of a tender offer the consummation of which would result in the acquisition) of beneficial ownership of 15 percent or more of the Common Stock ("15% Acquisition") by a person or affiliated group. The Rights, if exercised, would cause substantial dilution to a person or group of persons that attempts to acquire the Company without the prior approval of the Board of Directors. The Board of Directors may cause the Company to redeem the Rights for nominal consideration. The Rights Agreement may discourage or make more difficult any attempt by a person or group of persons to obtain control of the Company.

ITEM 2. PROPERTIES

         All of the Company's stores are leased pursuant to leases with terms ranging from one to fifteen years, with varying option renewal periods and which range from 2,000 to 13,100 square feet. The Company anticipates that future stores will also be located on leased premises.

         The Company leases its corporate headquarters located at 201 Brookfield Parkway, Greenville, South Carolina. This facility consists of an aggregate of approximately 27,000 square feet of office space.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not currently involved in legal proceedings that management believes would be reasonably likely to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A. DIRECTORS AND EXECUTIVE OFFICERS

The executive officers and directors of the Company and their ages as of March 26, 1997 are as follows:

NAME                                AGE      POSITION
----                                ---      --------
John L. Taylor                      45       President, Chief Executive Officer,
                                             Chairman of the Board of Directors

F. Andrew Mitchell                  43       Chief Financial Officer, Director

Robert J. Klein                     49       Chief Operating Officer, Director

Theodore J. Coburn                  43       Director

Arthur F. Greeder, III              50       Director

Douglas M. Raines                   48       Director

Rokki Rogan                         39       Director

Charles D. Way                      44       Director

Michael A. Yeargin                  49       Director

Ross Miller                         43      Senior Vice-President, General Counsel, Secretary


         John L. Taylor has served as President, Chief Executive Officer and a Director of the Company since November 1994 and as Chairman of the Board since November 1995. Mr. Taylor became President and Chief Executive Officer of the Predecessor in September 1994. From March 1986 through July 1989 Mr. Taylor was President and Chief Operating Officer, and thereafter through July 1994 was President and Chief Executive Officer, of Ingram Entertainment, Inc., the largest video wholesaler in the United States. Mr. Taylor graduated in 1976 from the University of North Carolina, Charlotte, with a B.S. in accounting.

         F. Andrew Mitchell has served as Chief Financial Officer and as a Director of the Company since March 1995. From 1987 to March 1995 Mr. Mitchell was a partner with KPMG Peat Marwick LLP and was managing partner of the 70-person Greenville, South Carolina office for the last three and a half years. During his 20-year career with KPMG he had extensive experience servicing public and privately-held clients in the financial institution, entertainment and franchise restaurant industries. He graduated in 1975 from the University of Cincinnati with a B.B.A. in accounting.

         Robert J. Klein became Chief Operating Officer of the Company in February 1996 and became a Director in May 1996. From June 1995 to February 1996 he served as Vice President, Chief Operating Officer -- Eastern Pennsylvania and New Jersey Region of the Company. From January 1994 to June 1995, Mr. Klein was President of Planet Video, which sold its two video specialty stores to the Company in August 1995. From March 1990 to May 1993, Mr. Klein was a Senior Vice President of Choices Entertainment Corporation, a video retail company. Mr. Klein received his B.S. from Temple University in 1970 and a M.A. in administration in 1975 from Villanova University.

         Theodore J. Coburn became a Director of the Company in June 1995. Since 1991, Mr. Coburn has been a partner and a director of Brown, Coburn & Co., an investment banking firm. From 1986 until 1991, he was a Managing Director of Global Equity Transactions and a member of the Board of Directors of Prudential Securities. From 1983 to 1986 Mr. Coburn served as Managing Director of Merrill Lynch Capital Markets. Mr. Coburn received his B.S. from the University of Virginia in 1975 and an M.B.A. from Columbia University Graduate School of Business in 1978. Mr. Coburn serves as a director of Sage Analytics International ("Sage"), Nicholas-Applegate Growth Equity Fund, the Emerging Germany Fund, and Premiere Radio Networks, Inc. ("Premiere"), serves as a trustee of Nicholas-Applegate Mutual Funds, and serves on the compensation committees of Sage and Premiere.

         Arthur F. Greeder, III became a Director of the Company in August 1995. From October 1995 to August 1996, Mr. Greeder was Vice President -- Store Development -- Mid-Atlantic Region for the Company and from June 1995 to October 1995, was Vice President, Chief Operating Officer -- MidAtlantic Region. From 1981 to June 1995, Mr. Greeder was President of Video Express, which merged its ten stores into the Company in August 1995.

         Douglas M. Raines co-founded the Company in 1985 and managed the business until September 1994. Mr. Raines became a Director of the Company in June 1995. From June 1995 to March 1996, Mr. Raines was Chairman of the Board and Executive Vice President -- Real Estate and Development of the Company responsible for site selection and construction for new stores. Mr. Raines resigned as Chairman of the Board in November 1996 and as Executive Vice President -- Real Estate and Development in March 1996.

         Rokki Rogan became a Director in August 1995. From October 1995 to May 1996, Mr. Rogan served as Vice President -- Acquisitions of the Company and from June 1995 to October 1995, he was Vice President, Chief Operating Officer -- Midwest Region. From 1983 to June 1995, Mr. Rogan was President of First Row and Game Trader, which merged their 24 video specialty stores and certain other related operations into the Company in August 1995.

         Charles D. Way became a Director of the Company in August 1995. Since June 1988, Mr. Way has been President of Ryan's Family Steakhouses Inc. ("Ryan's"), a chain of restaurants. In October 1989 he was elected Chief Executive Officer, and in October 1992 he was elected Chairman of the Board, of Ryan's. He graduated in 1975 from Clemson University with a B.S. in Accounting. Mr. Way serves as a director of World Acceptance Corp.

         Michael A. Yeargin co-founded the Company in 1985 and became a Director of the Company in June 1995. From June 1995 to March 1996, Mr. Yeargin was Executive Vice President -- Purchasing and Secretary of the Company. In March 1996, Mr. Yeargin resigned as Executive Vice President -- Purchasing.

         Ross Miller became Senior Vice President and General Counsel of the Company in January 1996 and became Secretary of the Company in March 1996. From 1994 to December 1995, Mr. Miller was corporate counsel with the Atlanta, Georgia law firm of Rogers & Hardin. From 1991 to 1994, Mr. Miller was a partner in the Chicago law firm of Schwartz, Cooper, Greenberger & Krauss. From 1986 to 1991, Mr. Miller was a partner in the Chicago law firm of Katten Muchin & Zavis. Mr. Miller received a A.B. degree from the University of North Carolina at Chapel Hill, a J.D. from the University of Michigan Law School and a L.L.M., in International and Comparative Law, from the University of Brussels. Mr. Miller is a member of the Georgia, Illinois, Texas, and New York bars.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded and quoted on the Nasdaq National Market under the symbol "MOOV". The following table shows the high and low sales prices of the Common Stock since the Common Stock began trading publicly on August 4, 1995, as reported through March 17, 1997. The price to the public in the initial public offering which occurred on August 3, 1995 was $12.00 per share.

                                                     Common Stock Price

                                                    High             Low
       Quarter ended September 30, 1995           $ 22.75          $ 14.75
       (from August 3, 1995)

       Quarter ended December 31, 1995              19.50            10.00

       Quarter ended March 31, 1996                 15.25            11.75

       Quarter ended June 30, 1996                  14.00             7.50

       Quarter ended September 30, 1996              8.75             5.50

       Quarter ended December 31, 1996               7.13             4.88

       Quarter ended March 31, 1997                  7.25             5.31
       (through March 17, 1997)

         As of March 17, 1997, there were 305 record holders and approximately 4,000 beneficial owners of the Company's Common Stock. Approximately 8,554,051 shares are held by brokers, dealers and their nominees on behalf of the beneficial owners. The closing price of the Company's Common Stock as reported on The Nasdaq National Market on March 17, 1997 was $5.50.

DIVIDEND POLICY

         The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain its future earnings, if any, to finance the expansion of its business and for general corporate purposes and currently does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Any payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other factors that the Company's Board of Directors deems relevant. In addition, the Company's credit facility prohibits the payment of any cash dividend by the Company.

RECENT SALES OF UNREGISTERED SECURITIES

         The following information relates to securities of Moovies, Inc. issued or sold during the year ended December 31, 1996 which were not registered under the Securities Act in 1933, as amended (the "Securities Act"):

         (a) In January 1996 the Company granted to Sirrom Capital a warrant to acquire 20,000 shares of Common Stock at $10.80 per share in connection with the renegotiation of the Company's loan facility. The Company believes that these issuances were exempt from registration under the Securities Act by virtue of
                  Section 4(2) as transactions not involving a public offering.

         (b) From October 1996 through December 1996, the Company sold an aggregate of 1,880 shares of Common Stock pursuant to the Moovies, Inc. 401(k) Plan. The Company believes that these issuances were exempt from registration under the Securities Act by virtue of Section 4(2) as transactions not involving a public offering.


ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The selected historical financial data presented under the captions Statement of Operations Data and Balance Sheet Data of the Company for the years ended December 31, 1992, 1993, and 1994 have been derived from the financial statements of the Predecessor, which during 1995 was merged into the Company. The selected historical financial data presented under the captions Statements of Operations Data and Balance Sheet Data as of and for the year ended December 31, 1995 and 1996 was derived from the consolidated financial statements of the Company. Such financial statements were audited by KPMG Peat Marwick LLP, independent certified public accountants. The Selected Financial Data set forth below should be read in conjunction with the financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this filing.

                                                                      Years Ended December 31,
                                                  ----------------------------------------------------------------
                                                     1992          1993          1994          1995         1996
                                                     ----          ----          ----          ----         ----
                                                          (in thousands, except per share and operating data)
STATEMENT OF OPERATIONS DATA (1):
         Revenues .............................   $   3,113     $   3,889     $   4,392     $  24,658    $  85,283
         Operating income .....................         432           278           382         2,983        5,213
         Income before income taxes ...........         397           235           281         2,811        3,862
         Net income ...........................         397           235           281         1,765        2,267
         Net income per share .................          --            --            --          0.52         0.22
         Weighted average shares used
           in computation .....................          --            --            --         3,395       10,455

         OPERATING DATA:
           Number of stores at end of period ..           8             8             9           148          223
           Increase (decrease) in same
                store revenues (2) ............        (6.5%)         8.2%         10.5%          1.4%        (0.6%)

         BALANCE SHEET DATA:
           Cash and cash equivalents ..........   $     151     $     242     $     170     $   3,564    $   4,196
           Videocassette rental inventory, net          969           820           931        16,728       24,885
           Total assets .......................       1,660         1,644         2,098        68,219      113,786
           Long-term debt, less current portion          22         1,078         1,309         2,411          101
           Total liabilities ..................         536         1,953         2,502        30,756       51,575
           Equity (deficit) ...................       1,124          (309)         (404)       37,463       62,211

       ----------

         (1) The Statement of Operations Data reflect the results of operations of the Predecessor for 1992 through 1994 and for a portion of 1995. During these periods the Predecessor was operated as a limited partnership and therefore had no income tax liability.
         (2) The increase (decrease) in same store revenues compares revenues from stores owned by the Company at the end of the indicated period open throughout both the indicated period and the corresponding period of the prior year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company's predecessor, Tonight's Feature Limited Partnership II (the "Predecessor"), opened its first store in 1989 and in 1992 introduced the Moovies superstore format. The Company was incorporated in November 1994 for the purpose of entering into agreements to acquire video specialty stores and consummating an initial public offering of stock. In June 1995, the Company entered into definitive acquisition agreements with nine selling groups to acquire 76 video specialty stores (the "Initial Acquisitions"). Concurrently with the completion of its initial public offering in August 1995, the Predecessor's corporate general partner was merged into the Company and the Initial Acquisitions were consummated. From the Company's initial public offering through December 31, 1996, the Company acquired 78 additional video specialty stores in nine separate acquisitions (the "Subsequent Acquisitions") (the Initial Acquisitions and the Subsequent Acquisitions collectively, the "Acquisitions").

         As of December 31, 1996, the Company owned and operated 223 video specialty stores, including 200 under the Moovies name and logo, and certain related operations. The Company's revenues consist of rental revenues and product sales revenues. Rental revenues include revenue from rentals of videos, video games, video players and video game machines and extended viewing fees. Product sales revenues are derived from sales of videos and video games, including excess rental inventory, and confectionery and other items.

         Operating costs and expenses include operating expenses, cost of product sales, general and administrative expenses and amortization of goodwill. Operating expenses consist of amortization of videos purchased for rental, fees and lease expense for leased videos and all store expenses, including occupancy, payroll, store opening expenses and direct store promotions expenses.

         Effective January 1, 1996, the Company adopted an accelerated method of amortizing its videocassette rental inventory. Under this new method, videocassette rental inventory is stated at cost, including the related costs to prepare such videocassettes for rent, and is amortized over its estimated economic life of 36 months, to its estimated salvage value ($6 per videocassette during 1996). All copies of new release videocassettes are amortized on an accelerated basis during their first four months to an average net book value of $15 and then on a straight-line basis to their estimated salvage value of $6 over the next 32 months. All copies of new release videocassettes that are purchased for less than $15 are amortized on a straight-line basis to the estimated salvage value of $6 over 36 months. After the cost of a videocassette is amortized to its salvage value, it remains in inventory at that value until disposed of, at which time the salvage value is recorded as an element of cost of sales.

         The new method of amortization was adopted because the Company believes accelerating expense recognition for new release videocassettes during the first four months more closely matches the typically higher revenue generated following a title's release, that $15 represents a reasonable average carrying value for tapes to be rented or sold after four months and that $6 represents a reasonable salvage value for all tapes after 36 months.

         The new method of amortization has been applied to videocassette rental inventory that was held in inventory at January 1, 1996. The adoption of the new method of amortization has been accounted for as a change in accounting estimate effected by a change in accounting principle and, accordingly, the Company recorded $860,000 as a pre-tax charge to operating expense in the first quarter. The application of the new method of amortizing videocassette rental inventory, including the $860,000 or $0.06 per share charge described above, increased amortization expense for the year ended December 31, 1996 by approximately $2.9 million and reduced net income by approximately $1.7 million and earnings per share by $0.17.

         Prior to 1996, videos purchased by the Company for rental to its customers were stated at cost and amortized over their estimated economic lives with no provision for salvage value. Catalog titles, together with related processing costs to prepare them for rental, were amortized over 36 months on a straight-line basis. New release videos were amortized as follows: the first through third copies of each title per store were amortized as catalog titles; the fourth through ninth copies of each title per store were amortized 40% in the first year and 30% in each of the second and third years; and the tenth and any succeeding copies of each title per store were amortized over nine months on a straight-line basis.

         The Company presently spends approximately 20% of its new release budget to obtain new releases from Rentrak. Under its agreement with Rentrak, pursuant to which the Company leases videos for rental to its customers, the Company pays a handling fee of $8 to $10 for each video. During the revenue sharing period, which is generally one year (but does not exceed two years) the movie studio that supplies the video to Rentrak owns the video, and the rental revenues are shared by Rentrak and the Company on a predetermined basis. Generally, the percentage of rental revenue retained by the Company is fixed for the first sixty days of the revenue sharing period and is then set at a higher rate for the remainder of the term. The Company may also sell excess copies of a video title and share the sale proceeds with Rentrak on a predetermined basis. At the end of the revenue sharing period for a video title, the Company may purchase remaining copies of that title generally for less than $5 per copy. The handling fee per video is amortized on a straight-line basis over the revenue sharing period, and revenue sharing payments are expensed when incurred.

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

         General and administrative expense is comprised of corporate office expenses, including office equipment and facilities costs, management salaries and benefits, professional fees and all other items of corporate expense.

         Since the stockholders and owners of each of the video chains acquired pursuant to the Initial Acquisitions were considered promoters as defined under Rule 1-02(s) of Regulation S-X and are stockholders who transferred assets and liabilities to Moovies, Inc. in exchange for Common Stock contemporaneously with the initial public offering, Moovies, Inc. recorded the assets and liabilities acquired in the Initial Acquisitions at the historical cost basis of the transferors in accordance with the provisions of Securities and Exchange Commission Staff Accounting Bulletin 48. As a result of recording the acquired assets at their historical cost basis, no goodwill was recorded by the Company in connection with the Initial Acquisitions. The assets acquired in the Subsequent Acquisitions were recorded under the purchase method of accounting, and the excess of cost over the estimated fair value of the assets acquired of $41.6 million is being amortized over 20 years on a straight-line basis.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated (i) statement of operations data expressed as a percentage of total revenues and (ii) the number of stores open at the end of each period.

                                                    Years ended December 31,
                                                 ------------------------------
                                                  1994        1995        1996
Statement of Operations Data:
Revenues:
         Rental revenues                          92.7%       82.4%       84.4%
         Product sales                             7.3        17.6        15.6
                                                 ------------------------------
                 Total                           100.0       100.0       100.0
Operating costs and expenses:
         Operating expenses                       71.1        63.2        70.3
         Cost of product sales                     6.3        12.1        10.5
         General and administrative               13.9        12.0        11.1
         Amortization of goodwill                   --         0.6         2.0
                                                 ------------------------------
                 Total                            91.3        87.9        93.9
                                                 ------------------------------
Operating income                                   8.7        12.1         6.1
Non-operating expense                             (2.3)       (0.7)       (1.6)
                                                 ------------------------------
Income before income taxes                         6.4%       11.4%        4.5%


Number of stores open at end of period               9         148         223

YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995

         The Company's results of operations reflect only the operations of the Predecessor's 11 stores for the period from January 1, 1995 to August 8, 1995 and include the results of the various Acquisitions from and after their respective acquisition dates.

         Revenues. Revenues increased $60,625,000, or 245.9%, for 1996 to $85,283,000 compared to revenues of $24,658,000 for 1995. The increased revenues were primarily a result of the additional 50 stores opened and 30 stores acquired by the Company in 1996 and a full year of operations of the Company after the Initial Acquisitions. Product sales as a percentage of total revenues decreased to 15.6% for 1996 compared to 17.6% for 1995. This decrease is the result of efforts by the Company to use leased product in the acquired stores and to use more of its excess rental tapes as inventory in new stores instead of offering such tapes for sale. Same store revenues for the year were basically unchanged. It is expected that the mix of rental and sales revenue in 1997 will remain relatively consistent with 1996 levels.

         Operating Costs and Expenses. Operating expenses increased $44,335,000 to $59,928,000 for 1996 compared to $15,593,000 for 1995. Operating expenses as a percentage of total revenues were 70.3% for 1996 compared to 63.2% for 1995. This increase was the result of (i) the increase in amortization expense for the year related to the change in the tape amortization method, as previously discussed, (ii) the impact of the new stores opened during the year which have not yet reached mature store revenue levels, (iii) the increased marketing expenses and (iv) the increased depreciation expense from store renovations, new signs and computers installed in 1996 to standardize and conform store operations under the Moovies format. Management expects that operating expense as a percentage of total revenues in 1997 will be consistent with the 1996 results because of the continued addition of new stores and their effect on operating expenses, as noted above.

         Cost of product sales increased $5,979,000 to $8,958,000 for 1996 compared to $2,979,000 for 1995. The increase is directly related to the increases in product sales. Cost of product sales as a percentage of product sales was 67.3% for the year ended December 31, 1996 compared to 68.5% for 1995. Management anticipates that margins in 1997 will be consistent with the margins experienced in 1996 and 1995.

         General and administrative expenses increased $6,496,000 to $9,451,000 for 1996 compared to $2,955,000 for 1995, again reflecting the additional store openings and Acquisitions and a full year of operations of the Company after the Initial Acquisitions. General and administrative expenses as a percentage of total revenue were 11.1% and 12.0% for 1996 and 1995, respectively. The percentage decrease despite the increase in the amount of general and administrative expenses reflects the effect of spreading these expenses over significantly greater revenues. Management anticipates that the percentage of general and administrative expenses will continue to decrease as the Company gains operating leverage.

         Interest expense, net. Interest expense increased $1,130,000 to $1,327,000 for 1996 from $197,000 for 1995. The increase related primarily to the increased borrowings under the Company's line of credit which were used for acquisitions and to fund the new store development and conversion of acquired stores during 1996.

         Income Tax Expense. Income tax expense was approximately $1,531,000 and $1,046,000 for 1996 and 1995, respectively. The Company's effective income tax rate of approximately 40% was consistent during both periods and is expected to be at that level during 1997.

         Extraordinary item. In July 1996, the Company repaid its subordinated note payable with proceeds from the public offering of stock. In conjunction with that repayment, the Company recorded an extraordinary item-loss on extinguishment of debt, net of income taxes, of $64,000.

YEAR ENDED DECEMBER 31, 1995 TO YEAR ENDED DECEMBER 31, 1994

         The Company's results of operations for the year ended December 31, 1994 reflect only the operations of the Predecessor's eight stores plus one new store opened during the year.

         Revenues. Revenues increased $20,266,000, or 461.4%, for 1995 to $24,658,000 compared to revenues of $4,392,000 for 1994. The increased revenues were primarily a result of the additional stores opened and acquired by the Company between August 8 and December 31, 1995. Product sales as a percentage of total revenues increased to 17.6% for 1995 compared to 7.3% for 1994. This increase is the result of greater emphasis by certain acquired companies on product sales, including video game sales.

         Operating Costs and Expenses. Operating expenses increased $12,472,000 to $15,593,000 for 1995 compared to $3,121,000 for 1994. Operating expenses as a percentage of total revenues were 63.2% for 1995 compared to 71.1% for 1994. This decrease was the result of the significant effect of the Acquisitions and their operations on the Company and improved operating results of the Predecessor during 1995.

         Cost of product sales increased $2,701,000 to $2,979,000 for 1995 compared to $278,000 for 1994. The increase is directly related to the increases in product sales. Cost of product sales as a percentage of product sales was 68.5% for the year ended December 31, 1995 compared to 86.3% for 1994. This decrease is the result of the Acquisitions' greater emphasis on product sales and increasing the mix of higher margin items, including video games.

         General and administrative expenses increased $2,344,000 to $2,955,000 for 1995 compared to $611,000 for 1994, again reflecting the Acquisitions and additional store openings. General and administrative expenses as a percentage of total revenue were 12.0% and 13.9% for 1995 and 1994, respectively. The percentage decrease despite the increase in the amount of general and administrative expenses reflects the effect of spreading these expenses over significantly greater revenues.

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

         Income Tax Expense. Income tax expense for 1995 was approximately $1,046,000. The Company had no income tax expense for 1994 because it was operated as a limited partnership.

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

         The Company funds its short-term working capital needs, including the acquisition of videos and other inventory, primarily through cash from operations. The Company expects that cash from operations will be sufficient to fund future video and other inventory purchases and other working capital needs. Under generally accepted accounting principles, rental inventories are treated as non-current assets because they are not assets that are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of the Company's revenue, the classification of these assets as noncurrent excludes them from the computation of working capital. The cost of video inventory purchases, however, is reported as a current liability until paid, and accordingly, is included in the computation of working capital. Consequently, the Company believes working capital is not an appropriate measure of its liquidity and it anticipates that it will operate with a working capital deficit during 1997.

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

         In March 1996, the Company signed a revolving credit facility (the "Facility") for up to $22.5 million to replace its existing credit facilities. In December 1996, the Company signed an agreement to increase the Facility to $30.0 million and to extend the maturity to December 31, 1998. The interest rate of the Facility is variable based on LIBOR and the Company may repay the Facility at any time without penalty. As of December 31, 1996, the Company had outstanding borrowings of $19.0 million.

         On June 28 1996, the Company completed a second public offering of 2.8 million shares of common stock and on July 3, 1996 the Company received net proceeds of $19.4 million. On July 30, 1996 the underwriters exercised their over-allotment option for 420,000 additional shares of common stock and the Company received additional net proceeds of $3.1 million.

         Concurrently with the closing of the second public offering, the Company acquired American Multi-Entertainment, Inc. d/b/a Premiere Video ("Premiere Video"), a chain of 23 video specialty stores, in an asset purchase agreement. Pursuant to the agreement, the Company paid $8.9 million in cash and issued a $2.6 million note payable which was repaid in January 1997. In addition, the Company repaid its $3.5 million Subordinated Credit Facility and repaid $3.0 million of its line of credit. The remaining proceeds were temporarily placed in short-term investment securities and were used to finance new store openings, consistent with the Company's growth strategy.

         During 1996, net cash provided by operating activities was $26.9 million. Net cash used in investing activities was $56.6 million, consisting primarily of $11.9 million used to pay the cash portion of certain acquisitions, $22.3 million to acquire rental inventory and $23.1 million used to purchase furniture and fixtures. Net cash provided by financing activities was $30.4 million. Cash in-flows consisted of $22.5 million from the second public offering and $28.0 million from borrowings under the line of credit and issuance of long-term debt while the primary use was $20.1 million to repay selected debt. At December 31, 1996, the Company had cash of $4.2 million.

         Subsequent to year end 1996, the Company signed a senior credit facility (the "Senior Facility") for up to $75.0 million. The Company used a portion of the proceeds of the Senior Facility to repay the Facility. The Senior Facility has been syndicated through a bank and replaced the Company's Facility. The available amount of the Senior Facility will reduce quarterly beginning on September 30, 1997 with final maturity in 2002. The interest rate of the Senior Facility is variable based on LIBOR and the Company may repay the Senior Facility at any time without penalty. In connection with the Senior Facility, the lead bank received a warrant to purchase up to 500,000 shares of common stock of the Company at an exercise price of $6.35 which is the average stock price over the 30 days prior to signing the commitment. At March 26, 1997, the Company had outstanding borrowings of $37.0 million under the Senior Credit Facility.

         Concurrently with the closing of the Senior Facility, the Company acquired certain assets and business of Movie Warehouse, Inc. and affiliates ("Movie Warehouse") in an asset purchase transaction, including 21 video specialty stores and the franchisor's interest with respect to an additional 43 video specialty stores which will continue to operate under the Movie Warehouse name. The aggregate consideration for the acquisition was approximately $9.6 million, consisting of $5.0 million in cash, $2.0 million in promissory notes due in March 1999, and $2.55 million in common stock (427,672 shares). The issuance of the stock to Movie Warehouse was registered on the Company's S-4 Registration Statement dated October 10, 1996 (Registration No. 333-13899).

         The Company's capital expenditures during 1997 will focus primarily on opening new stores and relocating certain existing stores. The Company currently intends to open at least 80 new superstores in 1997. The Company estimates that the net cash required to open a new Moovies superstore, including store fixtures and equipment, leasehold improvements and rental and sale inventory, typically ranges from $275,000 to $325,000 per superstore.

         The Company believes that cash from operations and borrowing availability under its new credit facility will be sufficient to fund its operations through December 31, 1997. To the extent that acquisitions or certain new store openings cannot be financed with borrowings under the Company's credit facilities, other financing will be required. There can be no assurance that any such financing will be available or, if available, that it will be on terms and conditions satisfactory or favorable to the Company.

         Note regarding Private Securities Litigation Reform Act: Statements made by the Company which are not historical facts are forward looking statements that involve risks and uncertainties. Actual results could differ materially from those expressed or implied in forward looking statements. All such forward looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Important factors that could cause financial performance to differ materially from past results and from those expressed or implied in this document include, without limitation, the risks of acquisition of businesses (including limited knowledge of the businesses acquired and misrepresentations by sellers), new store openings, availability of financing, competition, management, ability to manage growth, loss of customers, the availability of products, the difficulty of managing leased inventory, and a variety of other factors. For further information on these and other risks, see the "Risk Factors" section of Item 1 of this Annual Report on Form 10-K for the year ended December 31, 1996, as well as the Company's other filings with the Securities and Exchange Commission.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to Part IV, Item 14 of this Form 10-K for the information required by Item 8.


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.




                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information required by this Item (other than the information regarding executive officers set forth at the end of Item 4A of Part I of this Form 10-K) will be contained in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item will be contained in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K.

(a)(1) FINANCIAL STATEMENTS:

         Independent Auditors' Report

         Consolidated Balance Sheets as of December 31, 1995 and 1996

         Consolidated Statements of Operations for the Years Ended December 31, 1994, 1995 and 1996

         Consolidated Statements of Stockholders' Equity and Partners' Equity (Deficit) for the Years Ended December 31, 1994, 1995 and 1996

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1994, 1995 and 1996

         Notes to Consolidated Financial Statements

(a)(2) FINANCIAL STATEMENT SCHEDULES:

         All schedules are omitted because they are not applicable or because required information is included in the financial statements or notes thereto.

(a) (3)  Exhibits
       See the Exhibits Index included on pages 44 through 44.

(b) REPORTS ON FORM 8-K:

         None.

(c) EXHIBITS:

         See (a)(3) above.

                                 MOOVIES, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1994, 1995 AND 1996

                  (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Moovies, Inc.:

     We have audited the accompanying consolidated balance sheets of Moovies, Inc. as of December 31, 1995 and 1996 and the related consolidated statements of operations, stockholders' equity and partners' equity (deficit), and cash flows for each of the years in the three year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Moovies, Inc. as of December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Greenville, South Carolina
February 24, 1997

                                 MOOVIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1995           1996
                                                              -----------   ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 3,563,788   $  4,196,117
  Receivables...............................................    2,780,214        927,165
  Merchandise inventory.....................................    2,617,496      8,265,409
  Deferred income tax benefit...............................      984,136      1,517,411
  Prepaid rent..............................................      739,804        115,695
  Other.....................................................    1,243,708      2,159,639
                                                              -----------   ------------
          Total current assets..............................   11,929,146     17,181,436
Videocassette rental inventory, net.........................   16,728,416     24,884,872
Furnishings and equipment, net..............................    9,858,952     30,902,529
Goodwill, net...............................................   29,080,621     39,718,076
Deposits and other assets...................................      622,361      1,099,093
                                                              -----------   ------------
                                                              $68,219,496   $113,786,006
                                                              ===========   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit............................................  $ 2,500,000   $ 19,000,000
  Notes payable.............................................    5,935,215      2,600,000
  Current portion of long-term debt.........................      481,064        167,581
  Accounts payable..........................................   10,567,375     18,864,412
  Accrued liabilities.......................................    3,065,603      3,165,163
                                                              -----------   ------------
          Total current liabilities.........................   22,549,257     43,797,156
Long-term debt, less current portion........................    2,410,987        101,356
Deferred income tax payable.................................    5,796,051      7,676,899
                                                              -----------   ------------
                                                               30,756,295     51,575,411
Commitments
Stockholders' equity:
  Preferred stock, $.001 par value; 1,000,000 shares
     authorized; no shares issued and outstanding...........           --             --
  Common stock, $.001 par value; 25,000,000 shares
     authorized; issued and outstanding 11,926,620 shares at
     December 31, 1996 and 8,658,532 at December 31, 1995...        8,659         11,927
  Additional paid-in capital................................   35,857,767     58,335,362
  Retained earnings.........................................    1,596,775      3,863,306
                                                              -----------   ------------
          Total stockholders' equity........................   37,463,201     62,210,595
                                                              -----------   ------------
                                                              $68,219,496   $113,786,006
                                                              ===========   ============

          See accompanying notes to consolidated financial statements.

                                 MOOVIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEARS ENDED DECEMBER 31,
                                                           --------------------------------------
                                                              1994         1995          1996
                                                           ----------   -----------   -----------
Revenues:
  Rental revenues........................................  $4,069,509   $20,309,185   $71,969,106
  Product sales..........................................     322,099     4,349,124    13,313,721
                                                           ----------   -----------   -----------
                                                            4,391,608    24,658,309    85,282,827
Operating costs and expenses:
  Operating expenses.....................................   3,120,557    15,592,814    59,927,659
  Cost of product sales..................................     278,448     2,978,728     8,957,415
  Selling, general and administrative....................     610,471     2,955,493     9,451,100
  Amortization of goodwill...............................          --       148,112     1,733,263
                                                           ----------   -----------   -----------
                                                            4,009,476    21,675,147    80,069,437
                                                           ----------   -----------   -----------
Operating income.........................................     382,132     2,983,162     5,213,390
Interest expense.........................................    (101,030)     (197,236)   (1,326,803)
  Other, net.............................................          --        25,014       (24,692)
                                                           ----------   -----------   -----------
Income before income taxes and extraordinary item........     281,102     2,810,940     3,861,895
Income tax expense.......................................          --     1,045,822     1,531,074
                                                           ----------   -----------   -----------
Net income before extraordinary item.....................     281,102     1,765,118     2,330,821
Extraordinary item loss on early extinguishment of
  debt...................................................          --            --        64,290
                                                           ----------   -----------   -----------
Net income...............................................  $  281,102   $ 1,765,118   $ 2,266,531
                                                           ==========   ===========   ===========
Net income per share:
  Net income before extraordinary item...................  $      N/A   $      0.52   $      0.23
  Extraordinary item loss on early extinguishment of
     debt................................................         N/A            --          0.01
                                                           ----------   -----------   -----------
  Net income.............................................  $      N/A   $      0.52   $      0.22
                                                           ==========   ===========   ===========
Weighted average shares outstanding......................         N/A     3,395,000    10,455,000
                                                           ==========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                                 MOOVIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         AND PARTNERS' EQUITY (DEFICIT)

                                                 ADDITIONAL                 PARTNERS'       TOTAL
                                      COMMON      PAID-IN       RETAINED      EQUITY        EQUITY
                                       STOCK      CAPITAL       EARNINGS    (DEFICIT)     (DEFICIT)
                                      -------   ------------   ----------   ----------   ------------
Balance at December 31, 1993........  $    --   $         --   $       --   $(308,714)   $   (308,714)
  Net income........................       --             --           --     281,102         281,102
  Partner withdrawals...............                      --           --    (376,295)       (376,295)
                                      -------   ------------   ----------   ---------    ------------
Balance at December 31, 1994........       --             --                 (403,907)       (403,907)
  Partner withdrawals...............       --             --           --    (227,707)       (227,707)
  Partnership net income, through
     August 8, 1995.................       --             --           --     168,343         168,343
  Net proceeds from issuance and
     sale of 3,622,500 shares of
     common stock, net of issuance
     costs of $3,463,770............    3,623     36,959,707           --          --      36,963,330
  Issuance of common stock to
     companies acquired.............    4,027      9,654,626           --          --       9,658,653
  Payment of deemed dividend........       --    (22,949,114)          --          --     (22,949,114)
  Elimination of partner's
     deficit........................       --       (463,271)          --     463,271              --
  Issuance of 842,004 shares of            --
     common stock in connection with
     acquisitions of video rental
     chains.........................      842     12,654,315           --          --      12,655,157
  Exercise of warrants for 167,124
     shares.........................      167          1,504           --          --           1,671
  Net income........................       --             --    1,596,775          --       1,596,775
                                      -------   ------------   ----------   ---------    ------------
Balance at December 31, 1995........    8,659     35,857,767    1,596,775          --      37,463,201
  Net proceeds from issuance and
     sale of 3,220,000 shares of
     common stock, net of issuance
     costs of $2,474,185............    3,220     22,477,163           --          --      22,480,383
  Exercise of warrants for 48,000
     shares.........................       48            432           --          --             480
  Net income........................       --             --    2,266,531          --       2,266,531
                                      -------   ------------   ----------   ---------    ------------
Balance at December 31, 1996........  $11,927   $ 58,335,362   $3,863,306   $      --    $ 62,210,595
                                      =======   ============   ==========   =========    ============

          See accompanying notes to consolidated financial statements.

                                 MOOVIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             YEARS ENDED DECEMBER 31,
                                                    -------------------------------------------
                                                       1994            1995            1996
                                                    -----------    ------------    ------------
Operating activities:
  Net income......................................  $   281,102    $  1,765,118    $  2,266,531
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization................      906,949       4,643,167      20,197,607
     Amortization of discount on long-term debt...       65,355              --              --
     Extraordinary item -- loss on early
       extinguishment of debt.....................           --              --          64,290
     Loss on disposal of furnishings and
       equipment..................................        8,837              --              --
     Changes in operating assets and liabilities:
       Receivables................................        9,852      (2,543,634)      2,107,424
       Merchandise inventory......................       (2,747)       (847,187)     (5,502,913)
       Other current assets.......................           --        (679,401)       (291,822)
       Deposits and other assets, net.............      (56,674)         34,103        (511,044)
       Accounts payable...........................      233,698       4,720,501       8,297,037
       Accrued liabilities........................       31,473       1,166,108      (1,115,440)
       Deferred income taxes......................           --       1,045,822       1,347,573
                                                    -----------    ------------    ------------
          Net cash provided by operating
            activities............................    1,477,845       9,304,597      26,859,243
                                                    -----------    ------------    ------------
Investing activities:
  Purchases of videocassette rental inventory,
     net..........................................     (890,931)     (8,282,582)    (22,337,513)
  Purchases of furnishings and equipment..........     (217,431)     (5,884,931)    (23,145,348)
  Proceeds from the sale of the grocery
     division.....................................           --              --         745,625
  Business acquisitions...........................           --      (3,477,311)    (11,912,212)
                                                    -----------    ------------    ------------
          Net cash used in investing activities...   (1,108,362)    (17,644,824)    (56,649,448)
                                                    -----------    ------------    ------------
Financing activities:
  Proceeds from line of credit borrowings.........           --       2,500,000      26,000,000
  Proceeds from issuance of long-term debt........      581,646       4,116,151       2,000,000
  Principal payments on line of credit
     borrowings...................................           --              --      (9,500,000)
  Principal payments on long-term borrowings......     (362,620)     (9,222,697)    (10,558,329)
  Capitalized initial public offering costs.......     (285,024)             --              --
  Proceeds from issuance of common stock, net.....           --      36,963,330      22,480,383
  Cash paid, in the form of a deemed dividend, for
     the purchase of video chains.................           --     (22,396,324)             --
  Proceeds from the exercise of warrants..........           --           1,671             480
  Capital/partner contributions (withdrawals),
     net..........................................     (376,295)       (227,707)             --
                                                    -----------    ------------    ------------
          Net cash provided by (used in) financing
            activities............................     (442,293)     11,734,424      30,422,534
                                                    -----------    ------------    ------------
Increase (decrease) in cash and cash
  equivalents.....................................      (72,810)      3,394,197         632,329
Cash and cash equivalents at beginning of year....      242,401         169,591       3,563,788
                                                    -----------    ------------    ------------
Cash and cash equivalents at end of year..........  $   169,591    $  3,563,788    $  4,196,117
                                                    ===========    ============    ============
Supplemental disclosure of cash flow information:
  Cash paid for interest..........................  $    35,674    $    161,718    $  1,052,518
                                                    ===========    ============    ============
  Cash paid for income taxes......................  $        --    $         --    $     10,092
                                                    ===========    ============    ============

          See accompanying notes to consolidated financial statements.

                                 MOOVIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     Moovies, Inc. (the "Company") was incorporated in November 1994 for the purpose of entering into agreements to acquire video specialty stores, consummating an initial public offering of stock and operating video specialty stores. Concurrent with the completion of an initial public offering of stock in August 1995, the Company acquired ten other video specialty chains, including Tonight's Feature Limited Partnership II, the Company's predecessor (the "Predecessor" or "Tonight's Feature"). As of December 31, 1996, the Company operated 223 video specialty stores located in South Carolina, North Carolina, Georgia, Tennessee, Iowa, Virginia, Ohio, New Jersey, New York, Connecticut, Pennsylvania, Colorado, Minnesota, Wisconsin, South Dakota and Nebraska. Prior to August 1995, Moovies, Inc. had no operations.

BASIS OF PRESENTATION

     The accompanying consolidated financial statements reflect the results of operations of Tonight's Feature for 1994 and through August 1995. In August 1995, Tonight's Feature was merged into the Company. From August 1995, the consolidated financial statements reflect the combined operations of the predecessor and the acquisitions (see note 2).

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries from and after the date of acquisition of each such subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

MERCHANDISE INVENTORY

     Merchandise inventory, consisting primarily of prerecorded videocassettes, video games, childrens' books and confectionery items, is stated at the lower of cost or market. Cost is determined using the first-in, first-out method of accounting.

                                 MOOVIES, INC.

(1) Summary of Significant Accounting Policies (Continued)

VIDEOCASSETTE RENTAL INVENTORY

     Effective January 1, 1996, the Company adopted an accelerated method of amortizing its videocassette rental inventory. Under this new method, videocassette rental inventory is stated at cost, including the related costs to prepare such videocassettes for rent, and is amortized over its estimated economic life of 36 months, to its estimated salvage value ($6 per videocassette during 1996). All copies of new release videocassettes are amortized on an accelerated basis during their first four months to an average net book value of $15 and then on a straight-line basis to their estimated salvage value of $6 over the next 32 months. All copies of new release videocassettes that are purchased for less than $15 are amortized on a straight-line basis to the estimated salvage value of $6 over 36 months. The number of high and low priced new release titles purchased by the Company in any given period depends on the price assigned to each release by the movie studios. Historically, there are fewer low priced new release titles than high priced. Therefore, the Company has historically spent less on low priced new release titles. After the book value is amortized to its salvage value, it remains in inventory at that value until disposed of, at which time the salvage value is recorded as an element of cost of sales.

     The new method of amortization was adopted because the Company believes accelerating expense recognition for new release videocassettes during the first four months more closely matches the typically higher revenue generated following a title's release, and believes $15 represents a reasonable average carrying value for tapes to be rented or sold after four months and $6 represents a reasonable salvage value for all tapes after 36 months.

     The new method of amortization has been applied to videocassette rental inventory that was held in inventory at January 1, 1996. The adoption of the new method of amortization has been accounted for as a change in accounting estimate effected by a change in accounting principle and, accordingly, the Company recorded $860,000 as a pre-tax charge to operating expense in the first quarter. The application of the new method of amortizing videocassette rental inventory, including the $860,000, or $0.06 per share charge described above, increased amortization expense for the year ended December 31, 1996 by approximately $2.9 million and reduced net income by approximately $1.7 million and earnings per share by $0.17.

     Prior to January 1996, videocassette rental inventory was stated at cost, and was amortized over its estimated economic life with no provision for salvage value. Videocassettes that were considered base stock ("catalog titles"), together with related costs to prepare them for rent, were amortized over 36 months on a straight-line basis. New release videocassettes were amortized as follows: the tenth and any succeeding copies of each title per store were amortized over nine months on a straight-line basis; the fourth through ninth copies of each title per store were amortized 40% in the first year and 30% in each of the second and third years; and copies one through three of the titles per store were amortized as base stock.

     Certain videocassettes in the rental inventory are leased under a revenue sharing agreement with a vendor, as broker for various studios. During the revenue sharing period, which does not exceed two years, the studios retain ownership of the videocassettes, and the Company shares the rental revenue with the studios rather than purchasing the videocassette for a fixed cost (typically $60 to $67). Under this agreement, the percentage of rental revenue retained by the Company generally increases during the first 90 days of the revenue sharing period, reaching a fixed percentage at 90 days. The associated handling fee per leased videocassette is amortized on a straight-line basis over the term of the lease. Revenue sharing allows the Company to order a substantially larger number of copies to fill most of the temporarily heavy demand that exists during the first few weekends of a title's release. Revenue sharing reduces the risk that the Company will be unable to recover the acquisition cost of a videocassette through rental revenue before the popularity of the title declines significantly. At the end of the revenue sharing period for a title, the Company may purchase the remaining copies of that title for generally less than $5 per copy. The purchased copies are then accounted for as base stock.

                                 MOOVIES, INC.

(1) Summary of Significant Accounting Policies (Continued)

     Videocassette rental inventory and related amortization are as follows at December 31:

                                                               1995           1996
                                                           ------------   ------------
Videocassette rental inventory...........................  $ 38,903,293   $ 45,562,563
Accumulated amortization.................................   (22,174,877)   (20,677,691)
                                                           ------------   ------------
                                                           $ 16,728,416   $ 24,884,872
                                                           ============   ============

     Amortization expense related to videocassette rental inventory amounted to $779,285, $3,988,296 and $15,632,723 for the years ended December 31, 1994, 1995 and 1996, respectively. As videocassette rental inventory is sold or retired, the applicable cost and accumulated amortization are eliminated from the accounts and any related gain or loss is recognized.

FURNISHINGS AND EQUIPMENT

     Furnishings and equipment are stated at cost. Depreciation and amortization are provided over the estimated useful lives (5 to 7 years) for furnishings and equipment and the lesser of the useful lives or lease term (primarily 5 to 10 years) for leased items using the straight-line method.

VIDEOCASSETTE REVENUE

     Revenue is recognized at the time of rental or sale of the videocassette.

GOODWILL

     Goodwill consists of the excess of acquisition costs over the fair market value of assets acquired. Goodwill is amortized over 20 years and is shown net of $148,112 and $1,881,375 of accumulated amortization at December 31, 1995 and 1996, respectively. If facts and circumstances suggest that the excess of cost over net assets acquired will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the excess cost over net assets acquired will be reduced by the estimated shortfalls of cash flows.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     At December 31, 1995 and 1996, the carrying value of financial instruments such as cash and cash equivalents and accounts payable and notes payable approximated their fair values, based upon the short-term maturities of these instruments. The fair value of the Company's long-term debt is estimated using discounted cash flow analysis, based upon the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying value of such instruments approximated their fair value at December 31, 1995 and 1996.

INCOME TAXES

     The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     The Predecessor operated as a partnership for income tax purposes through August 1995. Accordingly, income taxes were paid by the Predecessor's general partners and the Predecessor had no income tax liability.

                                 MOOVIES, INC.

(1) Summary of Significant Accounting Policies (Continued)

NET INCOME PER SHARE

     Net income per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Weighted average common and common equivalent shares include common shares, stock options using the treasury stock method and the assumed exercise of the outstanding warrants to purchase common stock.

(2)  STOCK OFFERINGS AND ACQUISITIONS

STOCK OFFERINGS

     In August 1995, the Company completed its initial public offering of 3,622,500 shares of common stock for $12.00 per share. The net proceeds of the initial public offering, after deducting applicable issuance costs and expenses, were approximately $36.9 million. The proceeds were used to pay the cash portion of the acquisitions of $22.4 million, which together with the issuance of a $500,000 note payable were considered to be deemed dividends, and to repay approximately $4.2 million of long-term indebtedness of the acquisitions and $1.4 million of long-term indebtedness of Tonight's Feature. The remaining proceeds were used to acquire additional video rental chains and to open new stores, acquire new sites, and renovate older locations.

     In July 1996, the Company completed a second offering of 3,220,000 common shares. The net proceeds to the Company from the sale of common stock, after deducting offering expenses, were approximately $22.5 million. The Company used a portion of the proceeds to fund the Premiere Video acquisition described below and to repay existing borrowings.

ACQUISITIONS

     Concurrently with the initial public offering, the Company purchased substantially all of the assets, assumed certain liabilities and acquired the businesses of 76 video specialty stores. As defined under Rule 1-02(s) of Regulation S-X, the shareholders and owners of these video stores were considered promoters who transferred assets and liabilities to the Company in exchange for common stock. As a result, the Company recorded the assets and liabilities acquired at their historical cost bases and no goodwill was recorded in the transaction.

     During the remainder of 1995, the Company acquired 48 video specialty stores from six unrelated sellers for approximately $22.1 million, including the issuance of approximately $5.9 million in notes payable and the issuance of approximately 842,000 shares of common stock.

     In July 1996, the Company acquired certain assets and business of American Multi-Entertainment, Inc. d/b/a Premiere Video ("Premiere Video") in an asset purchase transaction for aggregate consideration of approximately $11.5 million. Premiere Video owned and operated 23 stores in Minnesota, Iowa, Wisconsin, South Dakota and Nebraska.

     In addition, during 1996 the Company acquired seven additional video specialty stores in two separate asset purchase transactions for aggregate consideration of approximately $3.0 million in cash.

                                 MOOVIES, INC.

(2)  STOCK OFFERINGS AND ACQUISITIONS (CONTINUED)

     The following unaudited pro forma information presents the results of operations of the Company as though the aforementioned acquisitions had occurred as of the beginning of the year in which the acquisition occurred and the immediately preceding year.


                                                                   DECEMBER 31,
                                                            --------------------------
                                                               1995           1996
                                                            -----------    -----------
Pro forma revenue.........................................  $78,959,000    $91,331,000
Pro forma net income......................................  $ 4,567,000    $ 3,450,000
Pro forma net income per share............................  $      0.39    $      0.29
Pro forma weighted average shares.........................   11,760,000     11,809,000


(3)  FURNISHINGS AND EQUIPMENT

     Furnishings and equipment consisted of the following at December 31:

                                                               1995           1996
                                                            -----------    -----------
Building..................................................  $   147,126    $   147,126
Furniture and fixtures....................................    5,381,083     11,740,755
Other equipment...........................................    4,824,807      6,986,114
Leasehold improvements....................................    2,666,848      8,157,096
Vehicles..................................................      216,130        169,000
Construction in progress..................................    2,190,098     10,097,222
                                                            -----------    -----------
                                                             15,426,092     37,297,313
Accumulated depreciation and amortization.................   (5,567,140)    (6,394,784)
                                                            -----------    -----------
                                                            $ 9,858,952    $30,902,529
                                                            ===========    ===========

     Depreciation and amortization expense on furnishings and equipment was $127,664, $506,759 and $2,831,621 for the years ended December 31, 1994, 1995 and 1996, respectively.

(4)  LONG-TERM DEBT

     Long-term debt consisted of the following at December 31:

                                                                 1995         1996
                                                              ----------    ---------
Note payable to bank, due in monthly installments of varying amounts through November 2000, with interest at prime plus
  1.5%, secured by all assets of selected stores. Repaid in
  full during 1996..........................................  $  629,045    $      --
Note payable to bank, due in monthly installments of varying amounts through November 2000, with interest at 9.75%,
  secured by certain fixed assets...........................     116,151      109,013
Note payable to investment company, due in monthly
  installments through April 2000, with interest at 11%,
  secured by certain fixed assets. Repaid in full during
  1996......................................................     112,011           --
Unsecured note payable to seller, due in five equal
  principal payments with the final payment due in April
  1997, with interest at 8%.................................     468,650       93,730
Unsecured demand notes payable to seller with interest at
  10.0%.....................................................      66,194       66,194
Subordinated note payable to investment company, due in
  April 2000, with interest at 13.5%, secured by second lien on assets of selected stores. Repaid in full during
  1996......................................................  $1,500,000    $      --
                                                              ----------    ---------
                                                               2,892,051      268,937
Less current portion........................................    (481,064)    (167,581)
                                                              ----------    ---------
                                                              $2,410,987    $ 101,356
                                                              ==========    =========

                                 MOOVIES, INC.

(4)  LONG-TERM DEBT (CONTINUED)

     The Company is required to comply with certain covenants which limit the incurrence of additional debt, restrict the payment of dividends and restrict the disposition of certain assets. At year end, the Company was in compliance with such covenants.

     Scheduled maturities of long-term debt at December 31, 1996 are as follows:

1997........................................................  $167,581
1998........................................................    12,657
1999........................................................    15,657
2000........................................................    73,042
                                                              --------
                                                              $268,937
                                                              ========

(5)  LINE OF CREDIT

     In March 1996, the Company signed a new revolving credit facility (the "Facility") for up to $22.5 million. In December 1996, the Facility was increased to $30.0 million. The available amount of the Facility will reduce quarterly with a final maturity of December 31, 1998. The interest rate of the facility is variable based on LIBOR and the Company may repay the Facility at any time without penalty. Borrowings are secured by substantially all of the Company's assets. The more restrictive covenants under the facility require the Company to maintain certain debt to cash flow ratios and require the Company to maintain certain minimum cash flow levels. The Company was in compliance with all such covenants at December 31, 1996. Borrowings under this line of credit amounted to $19,000,000 at December 31, 1996.

(6)  NOTES PAYABLE

     In connection with several acquisitions in 1995, the Company issued notes payable to former owners aggregating $5,935,215 which were repaid during 1996.

     In connection with the acquisition of Premiere Video in July 1996 the Company issued a $2.6 million unsecured note payable to the former owners. The note was repaid in January 1997.

(7)  STOCKHOLDER'S EQUITY

PREFERRED STOCK

     The Board of Directors is authorized to issue up to 1,000,000 shares of preferred stock in one or more series, and to fix or alter the designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions of such stock, including the dividend rights, dividend rates, conversion rights, voting rights, rights and terms of redemption (including sinking fund provisions), redemption price or prices and liquidation preferences of the shares constituting any series, without any further vote or action by the stockholders' of the Company. No shares of preferred stock have been issued.

                                 MOOVIES, INC.

(7)  STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTIONS

     In June 1995, the Board of Directors adopted, and the stockholders approved, the 1995 Stock Option Plan (the "Plan"). The Plan provides for the award of incentive stock options to officers and employees and the award of non-qualified stock options and other incentive grants to directors, officers and employees. Options become exercisable at a rate of 33% each year from the date of grant and have a maximum life of 10 years. The Company has reserved 1,500,000 shares for issuance under the Plan. At December 31, 1996 there were 684,400 shares available for issuance under the Plan.

     A summary of activity in the Plan during the periods indicated is as follows:

                                                              NUMBER OF   WEIGHTED-AVERAGE
                                                               SHARES      EXERCISE PRICE
                                                              ---------   ----------------
Stock options outstanding:
  Balance at December 31, 1994                                      --         $   --
     Granted................................................   700,450          11.32
     Exercised..............................................        --             --
     Terminated.............................................        --             --
                                                               -------        -------
  Balance at December 31, 1995..............................   700,450          11.32
     Granted................................................   340,000           9.78
     Exercised..............................................        --             --
     Terminated.............................................   225,250          10.87
                                                               -------        -------
  Balance at December 31, 1996..............................   815,600         $10.80
                                                               =======        =======

     At December 31, 1996, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $8.25 -- 12.63 and 7.8 years, respectively. At December 31, 1995 and 1996, the number of options exercisable was 155,000 and 366,216, respectively, and the weighted average exercise price of those options was $12.00 and $11.62, respectively.

     The per share weighted-average fair value of stock options granted under the Plan was $8.30 and $7.75 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions; 1995-expected dividend yield 0%, expected volatility of 56.8%, risk-free interest rate of 6.0% and an expected life of 10 years; 1996-expected dividend yield 0%, expected volatility of 60.2%, risk-free interest rate of 6.4% and an expected life of 10 years.

     The Company applies APB Opinion No. 25 in accounting for its Stock Option Plan and accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for stock options in its Plan under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                                         1995          1996
                                                                      ----------    ----------
Net Income                         As Reported                        $1,765,118    $2,266,531
                                   Pro forma                          $1,694,605    $1,611,794
Earning per share                  As Reported                        $     0.52    $     0.22
                                   Pro forma                          $     0.50    $     0.15

     Pro forma net income reflects only options granted in 1995 and 1996. Compensation cost is reflected over the options' vesting period of three years. No options were granted under the plan prior to 1995.

                                 MOOVIES, INC.

(7) Stockholder's Equity (Continued)

WARRANTS

     In November 1994, the Company granted to a director a warrant to purchase 150,000 shares of Common Stock of the Company at $1.00 per share. In March 1995, the Company granted 19 former limited partners of the Predecessor warrants to purchase an aggregate of 74,352 shares of Common Stock of the Company for $.01 per share. In April 1995, the Company's predecessor granted to Mortco, Inc., in connection with the Company's note payable to Mortco, a warrant to acquire 40,877 shares of Common Stock at an exercise price equal to the initial public offering price per share. In April 1995, the Company granted to Sirrom Capital Corporation a warrant to acquire 156,110 shares of Common Stock at $.01 per share in connection with a loan from Sirrom to the Predecessor. In July 1995, the Company agreed to issue to the Underwriters warrants to purchase 236,250 shares of Common Stock at a purchase price per share equal to 120% of the initial public offering price per share. The warrants will be exercisable during the four year period commencing one year after the date the warrants are issued. In January 1996 in connection with issuance of a subordinated note payable the Company granted to Sirrom a warrant to purchase 20,000 shares of common stock at an exercise price of $10.80 per share. The warrants will be exercisable during the four year period commencing one year after the date the warrants are issued.

     During 1995 and 1996, warrants for 167,124 and 48,000 shares, respectively at $.01 per share were exercised. The Company received proceeds of $1,671 and $480, respectively.

SHAREHOLDER PROTECTION RIGHTS AGREEMENT

     In December 1996, the Board of Directors adopted a Shareholder Protection Rights Agreement (the "Plan") and declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock to shareholders of record on December 31, 1996. Such Rights only become exercisable upon (i) a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") have acquired beneficial ownership of 15% or more of the outstanding Common Stock or (ii) 10 business days after a person or group commences or publicly announces its intention to make a tender offer or exchange offer for an amount of the Company's common stock that would result in the ownership by such person or group of 15% or more of the common stock.

     Each Right entitles the shareholder to purchase from the Company one one-hundredth of a share of Participating Preferred Stock, $.001 par value per share (the "Preferred Shares"), at a price of $30, subject to adjustment. Thereafter, each Preferred Share will be entitled to an aggregate dividend of 100 times the dividend declared per Common Share. In the event of liquidation, the holders of the Preferred Shares will be entitled to be paid an amount per share equal to the aggregate amount distributable to a holder of 100 shares of Common Stock. Each Preferred Share shall have 100 votes and shall vote as a class with the Common Shares voting on such matter. In the event of any merger, consolidation or other transaction in which Common Shares are exchanged, each Preferred Share will be entitled to receive 100 times the amount received per Common Share. Because of the nature of the Preferred Shares, the value of one one-hundredth interest in a Preferred Share should approximate the value of one Common Share. The Rights will expire on December 31, 2006.

                                 MOOVIES, INC.

(8)  COMMITMENTS

     The Company leases all of its retail facilities and certain computer equipment under noncancelable operating leases which contain renewal options and escalation clauses. Future minimum lease payments required under these leases as of December 31, 1996 are as follows:

1997........................................................  $17,482,864
1998........................................................   16,040,301
1999........................................................   14,243,418
2000........................................................   10,544,647
2001........................................................    8,164,608
                                                              -----------
                                                              $66,475,838
                                                              ===========

     Rental and related expenses amounted to $421,836, $2,900,697 and $13,609,583 for the years ended December 31, 1994, 1995 and 1996, respectively.

     The Company has a revenue sharing agreement through 2005 whereby it is obligated to obtain a minimum annual dollar amount of new releases from a vendor. During the revenue sharing period, which is generally one year (but does not exceed two years) per title, the movie studio retains ownership of the video and the Company shares the rental revenue with the vendor.

(9)  INCOME TAXES

     Income tax expense is as follows for the years ended December 31:

                                                                 1995         1996
                                                              ----------   ----------
Current:
  Federal...................................................  $       --   $  173,501
  State.....................................................          --       10,000
                                                              ----------   ----------
          Total current.....................................          --      183,501
                                                              ----------   ----------
Deferred:
  Federal...................................................     822,580    1,103,892
  State.....................................................     223,242      243,681
                                                              ----------   ----------
          Total deferred....................................   1,045,822    1,347,573
                                                              ----------   ----------
          Total.............................................  $1,045,822   $1,531,074
                                                              ==========   ==========

     Income tax expense for 1994, 1995 and 1996 differed from the amounts computed by applying the Federal income tax rate of 34% as a result of the following:

                                                        1994        1995         1996
                                                      --------   ----------   ----------
Computed "expected" tax expense.....................  $ 95,575   $  955,719   $1,313,047
Increase (decrease) in income taxes resulting from:
  State and local income taxes, net of Federal
     income tax benefits............................        --      147,340      167,430
  Goodwill amortization.............................        --           --      111,298
  Other.............................................        --           --      (60,701)
  Income from partnership, taxable to partners......   (95,575)     (57,237)          --
                                                      --------   ----------   ----------
          Actual tax expense........................  $     --   $1,045,822   $1,531,074
                                                      ========   ==========   ==========

                                 MOOVIES, INC.

(9) Income Taxes (Continued)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities at December 31 are as follows:

                                                                 1995         1996
                                                              ----------   ----------
Deferred tax assets:
  Net operating loss carryforwards..........................  $  789,196   $2,191,001
  Accrued expenses and allowances deductible for books, but
     not for tax............................................     992,848      662,812
  Expenditures capitalized and amortized for tax............          --      213,620
                                                              ----------   ----------
                                                              $1,782,044   $3,067,433
                                                              ----------   ----------
Deferred tax liabilities:
  Furnishings and equipment, principally due to differences
     in depreciation........................................  $3,403,544   $4,960,261
  Intangibles, principally due to differences in
     amortization...........................................   2,744,969    3,360,232
  Prepaid expenses deductible for tax.......................          --      673,590
  Other.....................................................     445,446      232,838
                                                              ----------   ----------
                                                              $6,593,959   $9,226,921
                                                              ----------   ----------
Net deferred tax liabilities................................  $4,811,915   $6,159,488
                                                              ==========   ==========

     Management believes that a valuation allowance is not considered necessary based upon projections of future taxable income and the reversal of taxable temporary differences over the periods during which the deferred tax assets are deductible.

     At December 31, 1996, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $5,600,000 which expire in varying amounts commencing in 2010 and are available to offset future taxable income.

(10) SUBSEQUENT EVENT (UNAUDITED)

     Senior Credit Facility. In March 1997, the Company signed a new $75.0 million senior credit facility (the "Facility") which was syndicated through a bank. The Facility replaces the Company's existing revolving credit facility. The more restrictive covenants under the facility require the Company to maintain certain debt to cash flow ratios and require the Company to maintain certain minimum cash flow levels.

     Acquisition. In March 1997, the Company acquired certain assets and business of Movie Warehouse, Inc. and affiliates ("Movie Warehouse") in an asset purchase transaction for aggregate consideration of approximately $9.6 million consisting of a combination of cash, debt and common stock. Movie Warehouse owned and operated 21 stores in the Detroit, Michigan area and had 43 franchise stores in Kentucky, Florida, Texas and Louisiana.

                                 MOOVIES, INC.

(11)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                               QUARTER ENDED
                                              -----------------------------------------------
                                              MARCH 31   JUNE 30   SEPTEMBER 29   DECEMBER 31
                                              --------   -------   ------------   -----------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
1996
Revenues....................................  $19,316    $18,285     $22,094        $25,588
Operating income............................    1,360      1,371       1,187          1,295
Income before income taxes and extraordinary
  item......................................    1,038        978         894            952
Extraordinary item-loss on early
  extinguishment of debt....................       --         --          64             --
Net income..................................      623        591         477            576
Net income per share........................  $  0.07    $  0.07     $  0.04        $  0.05
Shares used in computation..................    8,976      8,887      11,850         12,108
1995
Revenues....................................  $ 1,223    $ 1,275     $ 7,028        $15,132
Operating income............................       74         82         862          1,965
Income before income taxes..................       47         30         756          1,978
Net income..................................       47         30         490          1,198
Net income per share........................       --         --     $  0.10        $  0.14
Shares used in computation..................       --         --       5,015          8,565

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MOOVIES, INC.

March 28, 1997                               By: /s/ John L. Taylor
                                                 -------------------------------
                                                 John L. Taylor
                                             Chairman, President and
                                             Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 28, 1997.

             Signature                                         Title
             ---------                                         -----
        /s/ John L. Taylor                   Chairman, President and Chief Executive Officer
------------------------------------         (Principal Executive Officer) and Director
          John L. Taylor


      /s/ F. Andrew Mitchell                 Chairman, President and Chief Financial Officer
------------------------------------         (Principal Executive Officer) and Director
        F. Andrew Mitchell



                                             Chief Operating Officer
------------------------------------         (Principal Executive Officer) and Director
          Robert J. Klein


                                             Director
------------------------------------
          Douglas Raines


        /s/ Michael Yeargin                  Director
------------------------------------
          Michael Yeargin


      /s/ Theodore J. Coburn                 Director
------------------------------------
        Theodore J. Coburn


     /s/ Arthur F. Freeder III               Director
------------------------------------
       Arthur F. Greeder III


          /s/ Rokki Rogan                    Director
------------------------------------
            Rokki Rogan


         /s/ Chares D. Way                   Director
------------------------------------
          Charles D. Way

                                  EXHIBIT INDEX


         (a) The following exhibits, which are furnished with this Form 10-K or incorporated herein by reference, are filed as part of this Form 10-K:

EXHIBIT NO.                DESCRIPTION
--------------------------------------
 2.27***          --       Asset Purchase Agreement dated March 19, 1996, among
                           Moovies, Inc., Showtime U.S.A., Ltd., Jerry Hilburn,
                           Lois Hilburn, Justin Hilburn, Phil Blanton, Paige
                           Wood, and Neil Granath.

 2.28***          --       Asset Purchase Agreement dated April 30, 1996 among
                           Moovies, Inc., American Mult-Entertainment, Inc.
                           d/b/a Premiere Video, Dave Ross, Tony Tillemans,
                           Matthew Otto, Nicole Ross, Anthony Ross, and
                           Catherine Ross as Custodian for Mark Ross.

 3.1*             --       Restated Certificate of Incorporation of Moovies,
                           Inc.

 3.2              --       Restated Bylaws of Moovies, Inc. (Incorporated by
                           reference to Exhibit 3.2 in the Registrant's
                           Quarterly Report on Form 10-Q for the quarter ended
                           March 31, 1996).

 4.1              --       Rights Agreement, dated as of December 20, 1996
                           between Registrant and Rights Agent (Incorporated by
                           reference to Exhibit 4.1 in the Registrant's Current
                           Report on Form 8-K filed on December 24, 1996).

10.2.1**          --       Letter Agreement dated January 17, 1996, between
                           Moovies, Inc. and Baker & Taylor Entertainment, a
                           division of Baker & Taylor.

10.9.1***         --       Employment Agreement dated October 1, 1995 between
                           Moovies, Inc. and Robert Klein.

10.9.2****        --       Amendment to Employment Agreement effective June 30,
                           1996, between Moovies, Inc. and Robert Klein.

10.23.1***        --       Warrant Agreement dated January 5, 1996 with Sirrom
                           Capital Corporation.

10.27.1***        --       First Amendment to Loan Agreement and Loan Documents
                           dated January 5, 1996 between Moovies, Inc. and
                           Sirrom Capital Corporation.

10.27.2***        --       Secured Promissory Note in the original principal
                           amount of $2,000,000 between Moovies, Inc. and Sirrom
                           Capital Corporation.

10.34***          --       Credit Agreement dated March 29, 1996, between
                           Moovies, Inc. and First Union National Bank as agent.

10.36***          --       Form of Severance Agreement with Executive Officers.

10.37***          --       Form of Severance Agreement with Robert Klein.

11*****           --       Statement re computation of per share earnings.

21.1*****         --       Subsidiaries of the Company.

23.1*****         --       Consent of KPMG Peat Marwick LLP.

27.1*****         --       Financial Data Schedule (for SEC use only).

* Incorporated by reference to the same Exhibit number in the Registrant's Registration Statement on Form S-1 (No. 33-93562).

**     Incorporated by reference to the same Exhibit number in the
         Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

***    Incorporated by reference to the same Exhibit number in the
         Registrant's Registration Statement on Form S-1. (No. 333-4270)

****   Incorporated by reference to the same Exhibit number in the
         Registrant's Registration Statement on Form S-4. (No. 333-13899).

*****  Filed herewith.