Form 10-Q
period 1997-03-31
MOOVIES INC
filed 1997-05-15
CIK 946826

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(MARK ONE)
  [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997
                                       OR
  [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from             to
                                           -----------    -----------
                         Commission file number 0-26526


                                  MOOVIES, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                         57-1012733
         --------                                         ----------
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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No


The number of shares of common stock, par value $0.001 per share, outstanding at May 13, 1997 is 12,359,800.


================================================================================

                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                                  MOOVIES, INC.
                           Consolidated Balance Sheets
                                 (in thousands)

                                                            March 31,   December 31,
                             Assets                           1997           1996
                             ------                           ----           ----
                                                           (unaudited)
Current assets:
     Cash and cash equivalents                               $  1,889      $  4,196
     Receivables                                                  919           927
     Merchandise inventory                                      7,260         8,265
     Deferred income tax benefit                                1,518         1,517
     Other                                                      3,758         2,276
                                                             --------      --------
         Total current assets                                  15,344        17,181

Videocassette rental inventory, net                            29,262        24,885
Furnishings and equipment, net                                 36,392        30,903
Goodwill                                                       47,545        39,718
Deposits and other assets                                       3,547         1,099
                                                             --------      --------

                                                             $132,090      $113,786
                                                             ========      ========

              Liabilities and Stockholders' Equity
              ------------------------------------

Current liabilities:
     Line of credit                                          $  7,000      $ 19,000
     Notes payable                                                            2,600
     Current portion of long-term debt                          2,094           168
     Accounts payable                                          18,596        18,864
     Accrued liabilities                                        2,260         3,165
                                                             --------      --------
         Total current liabilities                             29,950        43,797

Long-term debt, less current portion                           28,750           101
Deferred income tax payable                                     7,658         7,677
                                                             --------      --------
                                                               66,358        51,575

Commitments

Stockholders' equity:
     Preferred stock, $.001 par value; 1,000,000 shares
         authorized; no shares issued and outstanding
     Common stock, $.001 par value; 25,000,000 shares
         authorized; issued and outstanding 12,354,800
         shares at March 31, 1997 and 11,926,620 shares
         at December 31, 1996                                      12            12
     Additional paid-in capital                                61,885        58,336
     Retained earnings                                          3,835         3,863
                                                             --------      --------
         Total stockholders' equity                            65,732        62,211
                                                             --------      --------

                                                             $132,090      $113,786
                                                             ========      ========


See accompanying notes to consolidated financial statements.

                                  MOOVIES, INC.

                      Consolidated Statements of Operations
                                   (unaudited)

                                                           Three months ended March 31,
                                                           ----------------------------
                                                              1997           1996
                                                              ----           ----
                                                                  (in thousands)
Revenues:
   Rental revenues                                           $ 22,650      $ 16,957
   Product sales                                                3,940         2,359
                                                             --------      --------
                                                               26,590        19,316

Operating costs and expenses:
   Operating expenses                                          19,482        13,729
   Cost of product sales                                        3,152         1,537
   Selling, general and administrative                          2,613         2,329
   Amortization of goodwill                                       518           361
                                                             --------      --------
                                                               25,765        17,956
                                                             --------      --------

Operating income                                                  825         1,360

Interest expense, net                                            (471)         (301)
Other, net                                                        (19)          (21)
                                                             --------      --------

Income before income taxes and extraordinary item                 335         1,038

Income tax expense                                                134           415
                                                             --------      --------

Income before extraordinary item                                  201           623

Extraordinary item - loss on early extinguishment of debt         229            --
                                                             --------      --------

Net income (loss)                                            $    (28)     $    623
                                                             ========      ========

Net income per share:
Income before extraordinary item                             $    .02      $    .07
Extraordinary item - loss on early extinguishment of debt        (.02)           --
                                                             --------      --------
Net income                                                   $     --      $    .07
                                                             ========      ========

Weighted average shares outstanding                            12,192         8,976
                                                             ========      ========











See accompanying notes to consolidated financial statements.

                                  MOOVIES, INC.

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                            Three months ended March 31,
                                                                            ----------------------------
                                                                               1997         1996
                                                                               ----         ----
                                                                                  (in thousands)
 Operating activities:
     Net income                                                             $    (28)      $    623
     Adjustments to reconcile net income to net cash
         provided by operating activities:
              Depreciation and amortization                                    6,336          5,271
              Extraordinary item - loss on early extinguishment of debt          229             --
              Changes in operating assets and liabilities:
                 Receivables                                                       8          1,297
                 Merchandise inventory                                         1,068            227
                 Other current assets                                         (1,482)          (643)
                 Deposits and other assets                                    (2,779)          (294)
                 Accounts payable                                               (307)        (2,237)
                 Accrued liabilities                                          (1,405)           272
                 Deferred income taxes                                           (20)           415
                                                                            --------       --------

                 Net cash provided by operating activities                     1,620          4,931
                                                                            --------       --------

Investing activities:
    Purchases of videocassette rental inventory, net                          (7,788)        (5,869)
    Purchases of furnishings and equipment, net                               (6,360)        (1,484)
    Proceeds from the sale of the grocery division                                --            746
    Business acquisitions                                                     (5,004)        (2,434)
                                                                            --------       --------

                 Net cash used in investing activities                       (19,152)        (9,041)
                                                                            --------       --------

Financing activities:
    Proceeds from line of credit borrowings                                    7,000         16,796
    Proceeds from issuance of long-term debt                                  30,000          2,000
    Principal payments on line of credit borrowings                          (19,000)        (6,500)
    Principal payments on long-term debt                                      (2,775)        (6,180)
                                                                            --------       --------

                 Net cash provided by financing activities                    15,225          6,116
                                                                            --------       --------

Increase (decrease) in cash and cash equivalents                              (2,307)         2,006

Cash and cash equivalents at beginning of period                               4,196          3,564
                                                                            --------       --------

Cash and cash equivalents at end of period                                  $  1,889       $  5,570
                                                                            ========       ========

Supplemental disclosure of cash flow information:

    Cash paid for interest                                                  $    594       $     58
                                                                            ========       ========





See accompanying notes to consolidated financial statements.

                                  MOOVIES, INC.
                    NOTES TO CONDENSED FINANCIAL INFORMATION


(1)      Basis of Presentation

         Moovies, Inc. (the "Company") currently operates 262 video specialty superstores located in Georgia, South Carolina, North Carolina, Tennessee, Virginia, Pennsylvania, New Jersey, New York, Connecticut, Ohio, Iowa, Colorado, Minnesota, Wisconsin, South Dakota, Nebraska and Michigan. In addition, the Company operates 43 franchised stores in Florida, Texas, Louisiana and Kentucky. Moovies' superstores rent and sell a wide range of videos and video games, rent video players and video game equipment, and sell video accessories such as blank cassettes, cleaning equipment and a variety of confectionery items.

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

(2)      Line of Credit

         In March 1997, the Company signed a new senior credit facility (the "Senior Facility") for up to $75.0 million. The Senior Facility consists of (i) a five year $30.0 million long-term note with quarterly repayments beginning on September 30, 1997; (ii) a $41.0 million capital facilities line and (iii) a $4.0 million revolver. The Senior Facility replaced the Company's existing credit facility. The Company may borrow amounts under the capital facilities line until March 31, 1999 at which time it will begin repaying any amount outstanding quarterly over the next three years. The interest rate of the Senior Facility is variable based on LIBOR and the Company may repay the Senior Facility at any time without penalty. At March 31, 1997, the Company had outstanding borrowings of $37.0 million under the Senior Facility which consisted of a $30.0 million long-term note and $7.0 million under the capital facilities line.

         In connection with the Senior Facility, the syndication agent received a warrant to purchase up to 500,000 shares of common stock of the Company at an exercise price of $6.35 which is the average stock price over the 30 days prior to signing the commitment. The warrant was valued at $1,250,000 and is included in additional paid-in-capital, with the resulting original issue discount (OID) on the loan being amortized using a method which approximates the interest method over the term of the note.

(3)      Extraordinary item

         In connection with the repayment and replacement of its existing credit facility, the Company wrote off the remaining unamortized capitalized costs associated with the previous credit facility. Accordingly, the Company recorded an extraordinary item of approximately $229,000, net of income taxes.

(4)      Acquisition

         Concurrently with the closing of the Senior Facility, the Company acquired certain assets and business of Movie Warehouse, Inc. and affiliates ("Movie Warehouse") in an asset purchase transaction. The Company acquired 21 video specialty stores and the franchiser's interest with respect to an additional 43 video specialty stores which will continue to operate under the Movie Warehouse name. The aggregate consideration for the acquisition was approximately $9.6 million, consisting of $5.0 million in cash, $2.0 million in promissory notes due in March 1999 and $2.6 million in common stock (427,672 shares).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The results of operations for the three months ended March 31, 1997 and 1996 reflect the operations of the Company and include the results of various acquisitions from and after their acquisition date.

Revenues. Revenues increased $7,274,000, or 37.7%, for the three months ended March 31, 1997 to $26,590,000 compared to revenues of $19,316,000 for the same period in 1996. The increased revenues were primarily a result of the additional 59 stores opened and 25 stores acquired subsequent to March 31, 1996. Product sales as a percentage of total revenues increased to 14.8% for 1997 compared to 12.2% for 1996. This increase is the result of several special sell-through promotions conducted by the Company during the first quarter of 1997. Same store sales decreased by approximately 6.6% principally due to a weaker selection of new video product released during the quarter coupled with the unseasonably mild weather experienced in the Company's markets.

Operating Costs and Expenses. Operating expenses increased $5,753,000 to $19,482,000 for the three months ended March 31,1997 compared to $13,729,000 for 1996. Operating expenses as a percentage of total revenues were 73.3% for 1997 compared to 71.1% for 1996. The 1996 operating expenses include $860,000 related to the adoption of a new accounting method for tape amortization. The increase was primarily the result of the revenue shortfalls and the same store sales decreases in the first quarter, as well as the impact of the new stores opened during the quarter, which have not yet reached mature store revenue levels, and the increased depreciation expense from store renovations, new signs and computers installed during the latter part of 1996 to standardize and conform store operations under the Moovies format.

Cost of product sales increased $1,615,000 to $3,152,000 for 1997 compared to $1,537,000 for 1996. This increase is directly related to the increase in product sales. Cost of product sales as a percentage of product sales was 80.0% for the three months ended March 31, 1997 compared to 65.2% for 1996. The percentage increase is due to the lower margins accepted by the Company on the sell-through promotions and sales of previously viewed tapes conducted during the quarter.

General and administrative expenses increased $284,000 to $2,613,000 for 1997 compared to $2,329,000 for 1996. General and administrative expenses as a percentage of total revenues were 9.8% for 1997 compared to 12.1% for 1996. The percentage decrease reflects the effect of leveraging these expenses over significantly greater revenues.

Interest Expense. Interest expense increased $170,000 to $471,000 for 1997 from $301,000 for 1996. The increase related primarily to the increased borrowings under the Company's credit facility which were used for acquisitions and to fund the new store development and conversion of acquired stores during 1996 and the first quarter of 1997. The Company expects its effective interest rate to increase slightly in conjunction with the new Senior Facility.

Income Tax Expense. Income tax expense was approximately $134,000 and $415,000 for the three months ended March 31, 1997 and 1996, respectively. The Company's effective income tax rate of approximately 40% was consistent during both periods.

Extraordinary Item. In March 1997, the Company repaid all outstanding borrowings on its existing credit facility with borrowings under its new Senior Facility. In conjunction with that repayment, the Company recorded an extraordinary item-loss on early extinguishment of debt, net of income taxes, of $229,000.

Liquidity and Capital Resources

The Company's primary long-term capital needs are for opening and acquiring new stores. The Company expects to fund such needs through cash flows from operations, borrowing under credit facilities, operating equipment leases and the net proceeds from the sale of debt and equity securities.

In March 1997, the Company signed a new senior credit facility (the "Senior Facility") for up to $75.0 million. The Senior Facility consists of (i) a five year $30.0 million long-term note with quarterly repayments beginning on September 30, 1997; (ii) a $41.0 million capital facilities line and (iii) a $4.0 million Revolver and replaced the Company's existing credit facility. The Company may borrow amounts under the capital facilities line until March 31, 1999 at which time it will begin repaying any amount outstanding quarterly over the next three years. The interest rate of the Senior Facility is variable based on LIBOR and the Company may repay the Senior Facility at any time without penalty. At March 31, 1997, the Company had outstanding borrowings of $37.0 million under the Senior Facility which consisted of the $30.0 million long-term note and $7.0 million under the capital facilities line.

Concurrently with the closing of the Senior Facility, the Company acquired certain assets and business of Movie Warehouse, Inc. and affiliates ("Movie Warehouse") in an asset purchase transaction, including 21 video specialty stores and the franchiser's interest with respect to an additional 43 specialty stores which will continue to operate under the Movie Warehouse name. The aggregate consideration for the acquisition was approximately $9.6 million, consisting of $5.0 million in cash, $2.0 million in promissory notes due in March 1999, and $2.55 million in common stock (427,672 shares).

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

The Company's capital expenditures during the remainder of 1997 will focus on opening new stores and relocating certain existing stores. The Company has reassessed its new store development program and accordingly, intends to open approximately 50 new stores during 1997, including 17 stores opened during the first quarter. In connection with the reduction in growth plans, the Company will also make immediate reductions in general and administrative expenses. The cost of implementing these reductions will result in a one-time charge to be recorded in the second quarter of approximately $1.5 million or $0.07 per share.

The Company estimates that the net cash required to open a new Moovies superstore, including store fixtures and equipment, leasehold improvements and rental and sale inventory, typically ranges from $275,000 to $325,000 per superstore.

The Company believes that cash from operations and borrowing availability under its new credit facility will be sufficient to fund its existing operations through December 31, 1997. To the extent that acquisitions or certain new store openings cannot be financed with borrowings under the Company's credit facility, other financing will be required. There can be no assurance that any such financing will be available or, if available, that it will be on terms and conditions satisfactory or favorable to the Company.

Note regarding Private Securities Litigation Reform Act: Statements made by the Company which are not historical facts are forward looking statements that involve risks and uncertainties. Actual results could differ materially from those expressed or implied in forward looking statements. All such forward looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Important factors that could cause financial performance to differ materially from past results and from those expressed or implied in this document include, without limitation, the risks of acquisition of businesses (including limited knowledge of the businesses acquired and misrepresentations by sellers), changes in business strategy or development plans, new store openings, availability of financing, competition, management, ability to manage growth, loss of customers, the availability of products, the difficulty of managing leased inventory, and a variety of other factors. For further information on these and other risks, see the "Risk Factors" section of Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as well as the Company's other filings with the Securities and Exchange Commission.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities.

     (a) None

     (b) None

     (c) Recent Sales of Unregistered Securities

              The following information relates to securities of Moovies, Inc. issued or sold during the quarter ended March 31, 1997 which were not registered under the Securities Act in 1933, as amended (the "Securities Act"):

              (a)     In March 1996 the Company granted to Banque Paribas a
                           warrant to acquire 500,000 shares of Common Stock at $6.35 per share in connection with the Company's new loan facility. The Company believes that this issuance was exempt from registration under the Securities Act by virtue of Section 4(2) as a transaction not involving a public offering.

              (b)     From January 1997 through March 1997, the Company
                           issued an aggregate of 1,050 shares of Common Stock pursuant to the Moovies, Inc. 401(k) Plan. The Company believes that these issuances were exempt from registration under the Securities Act by virtue of Section 4(2) as transactions not involving a public offering.

Item 3.  Defaults Upon Senior Securities.

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

     (a) None

     (b) None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K

     (a) See the Index to Exhibits.
     (b) None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 1997.

                           MOOVIES, INC.

                           By:      /s/ John L. Taylor
                                    ---------------------------------------
                                    John L. Taylor
                                    President and Chief Executive Officer
                                    (principal executive officer)

                           By:      /s/ F. Andrew Mitchell
                                    ---------------------------------------
                                    F. Andrew Mitchell
                                    Chief Financial Officer and Director
                                    (principal financial officer)

                                  EXHIBIT INDEX

(a) The following exhibits, which are furnished with this Form 10-Q, are filed as part of this Form 10-Q:

                                                                                SEQUENTIAL
                                                                                ----------
EXHIBIT NO.    EXHIBIT DESCRIPTION                                                PAGE NO.
-----------    -------------------                                               --------

2.1**          --Asset Purchase Agreement dated March 14, 1997 among Moovies,
               Inc., Movie Warehouse, Inc. and certain of its subsidiaries and Hani Mansour, as amended by Amendment Agreement dated March 14,
               1997.

3.1*           --Restated Certificate of Incorporation of Moovies, Inc.

3.2            --Restated Bylaws of Moovies, Inc. (Incorporated by reference to
               Exhibit 3.2 in the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).

3.3**          --Certificate of Designation, Preferences and Rights of
               Participating Preferred Stock.

10.1** --Credit Agreement dated March 14, 1997 among Moovies, Inc., various banks party thereto from time to time, and Banque Paribas as agent.

11.1**         --Statement Re Computation of Per Share Earnings

27.1**         --Financial Data Schedule



* Incorporated by reference to the same Exhibit number in the Registrant's Registration Statement on Form S-1 (No. 33-93562).

**   Filed herewith.