Form 10-Q
period 1997-06-30
MOOVIES INC
filed 1997-08-14
CIK 946826

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(MARK ONE)
 [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997
                                       OR
[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No


The number of shares of common stock, par value $0.001 per share, outstanding at August 14, 1997 is 12,359,800.

                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                                  MOOVIES, INC.
                           Consolidated Balance Sheets
                                 (in thousands)

                                             June 30,        December 31,
                            Assets            1997               1996
                            ------            ----               ----
                                            (unaudited)

Current assets:
     Cash and cash equivalents           $         2,942   $         4,196
     Receivables                                   1,404               927
     Merchandise inventory                         7,748             8,265
     Deferred income tax benefit                   2,941             1,517
     Other                                         5,422             2,276
                                           -------------     -------------
         Total current assets                     20,457            17,181

Videocassette rental inventory, net               30,874            24,885
Furnishings and equipment, net                    39,209            30,903
Goodwill                                          46,947             39,718
Deposits and other assets                          3,434             1,099
                                           -------------     -------------

                                         $       140,921   $       113,786
                                           =============     =============

              Liabilities and Stockholders' Equity

Current liabilities:
     Line of credit                      $        15,000   $        19,000
     Notes payable                                     -             2,600
     Current portion of long-term debt             3,000               168
     Accounts payable                             20,169            18,864
     Accrued liabilities                           2,924             3,165
                                           -------------     -------------
         Total current liabilities                41,093            43,797

Long-term debt, less current portion              27,833               101
Deferred income tax payable                        7,954             7,677
                                           -------------     -------------
                                                  76,880            51,575

Commitments

Stockholders' equity:
     Preferred stock, $.001 par value;
         1,000,000 shares authorized; no
         shares issued and outstanding                 -                 -
     Common stock, $.001 par value;
         25,000,000 shares authorized;
         issued and outstanding 12,359,800
         shares at June 30, 1997 and
         11,926,620 shares at
         December 31, 1996                            12                12
     Additional paid-in capital                   61,885            58,336
     Retained earnings                             2,144             3,863
                                           -------------     -------------
         Total stockholders' equity               64,041            62,211
                                           -------------     -------------

                                         $       140,921   $       113,786
                                           =============     =============

See accompanying notes to consolidated financial statements.

                                  MOOVIES, INC.

                      Consolidated Statements of Operations
                            (unaudited, in thousands)


                        Three months ended June 30,   Six months ended June 30,
                                  1997      1996      1997       1996
Revenues:
     Rental revenues         $  22,809  $ 15,676  $ 45,458  $  32,634
     Product sales               4,753     2,609     8,693      4,967
                               -------   -------   -------   --------
                                27,562    18,285    54,151     37,601

Operating costs and expenses:
     Operating expenses         21,521    12,609    41,003     26,338
     Cost of product sales       3,329     1,631     6,481      3,168
     Selling, general and
     administrative              3,919     2,281     6,533      4,610
     Amortization of goodwill      622       393     1,140        754
                               -------   -------   -------   --------
                                29,391    16,914    55,157     34,870
                               -------   -------   -------   --------

Operating income                (1,829)    1,371    (1,006)     2,731

Interest expense, net             (907)     (399)   (1,378)      (701)
Other, net                         (83)        6      (101)       (14)
                                -------   -------   -------  ---------

Income (loss) before income
     taxes and extinguishment
     of debt                    (2,819)      978    (2,485)     2,016


Income tax expense (benefit)    (1,128)      387      (994)       802
                                -------    ------    -------  --------

Income (loss) before
     extraordinary item         (1,691)      591    (1,491)     1,214

Extraordinary item - loss on
     early extinguishment of debt    -         -      (229)         -
                                -------    -------   -------   -------

Net income (loss)              $ (1,691)  $   591  $(1,720)  $  1,214
                                ========   =======   =======   =======

Net income (loss) per share:
     Income (loss) before
        extraordinary item     $  (0.13)  $  0.07  $ (0.12)  $   0.14
     Extraordinary item               -         -    (0.02)         -
                                --------   -------   -------  --------
     Net income (loss)
        per share:             $  (0.13)  $  0.07  $ (0.14)   $   0.14
                                ========   =======  ========   =======

Weighted average shares
    outstanding                  12,532     8,887    12,362       8,931
                                ========   =======  ========   ========








See accompanying notes to consolidated financial statements.

                                  MOOVIES, INC.

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                       Six months ended June 30,
                                                              1997         1996
                                                               (in thousands)
Operating activities:
     Net income (loss)                                       $ (1,720) $  1,214
     Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
              Depreciation and amortization                    13,330     9,938
              Changes in operating assets and liabilities:
                  Receivables                                    (477)      796
                  Merchandise inventory                           580       (89)
                  Other current assets                         (3,146)   (1,343)
                  Deposits and other assets                    (2,666)     (367)
                  Accounts payable                              1,266      (779)
                  Accrued liabilities                            (741)      (27)
                  Deferred income taxes                        (1,147)      801
                                                              --------  -------

                  Net cash provided by operating activities     5,279    10,144
                                                              -------   -------

Investing activities:
     Purchases of videocassette rental inventory, net         (14,211)  (10,765)
     Purchases of furnishings and equipment, net              (10,449)   (7,085)
     Proceeds from the sale of the grocery division                 -       746
     Business acquisitions                                     (5,004)   (2,434)
                                                              --------  -------

                  Net cash used in investing activities       (29,664)  (19,539)
                                                              --------  -------

Financing activities:
     Proceeds from line of credit borrowings                   15,000    10,296
     Proceeds from issuance of long-term debt                  30,000     2,000
     Principal payments on line of credit borrowings          (19,000)        -
     Principal payments on long-term debt                      (2,869)   (6,274)
                                                              --------  --------

                  Net cash provided by financing activities    23,131     6,022
                                                              -------   -------

Decrease in cash and cash equivalents                          (1,254)   (3,373)

Cash and cash equivalents at beginning of period                4,196     3,564
                                                              -------   -------

Cash and cash equivalents at end of period                   $  2,942  $    191
                                                              =======   =======

Supplemental disclosure of cash flow information:

     Cash paid for interest                                  $  1,333  $    176
                                                              =======   =======



See accompanying notes to consolidated financial statements.

                                  MOOVIES, INC.
                    NOTES TO CONDENSED FINANCIAL INFORMATION

(1)      Basis of Presentation

         Moovies, Inc. (the "Company") currently operates 270 video specialty superstores located in Georgia, South Carolina, North Carolina, Tennessee, Virginia, Pennsylvania, New Jersey, New York, Connecticut, Ohio, Iowa, Colorado, Minnesota, Wisconsin, South Dakota, Nebraska and Michigan. In addition, the Company is the franchisor for an additional 43 stores located in Florida, Texas, Louisiana and Kentucky. Moovies' superstores rent and sell a wide range of videos and video games, rent video players and video game equipment, and sell video accessories such as blank cassettes, cleaning equipment and a variety of confectionery items.

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

(2)       Senior Credit Facility

         In March 1997, the Company signed a new senior credit facility (the "Senior Facility") for up to $75.0 million. The Senior Facility consists of (i) a five year $30.0 million long-term note with quarterly repayments beginning on September 30, 1997; (ii) a $41.0 million capital facilities line and (iii) a $4.0 million revolver. The Senior Facility replaced the Company's existing credit facility. The Company may borrow amounts under the capital facilities line until March 31, 1999 at which time it will begin repaying any amount outstanding quarterly over the next three years. The interest rate of the Senior Facility is variable based on LIBOR and the Company may repay the Senior Facility at any time without penalty. At June 30, 1997, the Company had outstanding borrowings of $45.0 million under the Senior Facility which consisted of a $30.0 million long-term note, $11.0 million under the capital facilities line and $4.0 million under the revolver. During June 1997, certain covenants of the Senior Facility were amended. At June 30, 1997, the Company was in compliance with all covenants.

         In connection with the Senior Facility, the syndication agent received a warrant to purchase up to 500,000 shares of common stock of the Company at an exercise price of $6.35 which was the average stock price over the 30 days prior to signing the commitment. The warrant was valued at $1,250,000 and is included in additional paid-in-capital, with the resulting original issue discount (OID) on the loan being amortized using a method which approximates the interest method over the term of the note.


(3)      General and Administrative Expenses

         In May 1997, the Company announced it would reduce the number of new stores to be developed in 1997 and as a result of the reduced growth plans it would make immediate reductions in general and administrative expenses. The cost of implementing these reductions resulted in a one-time charge of $1.5 million or $0.07 per share, which was recorded in the second quarter.

(4)      Extraordinary item

         In connection with the repayment and replacement of its previous credit facility, the Company wrote off the remaining unamortized capitalized costs associated with that credit facility. Accordingly, the Company recorded an extraordinary item of approximately $229,000, net of income taxes, in the first quarter of 1997.

(5)      Movie Warehouse Acquisition

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

(6)      Video Update Acquisition

         In July 1997, the Company announced that it had entered into an agreement with Video Update, Inc. ("Video Update") pursuant to which Video Update would acquire Moovies in a stock-for-stock merger transaction. Terms of the agreement call for each stockholder of Moovies to receive 1.1 shares of Video Update Class A Common Stock for each share of Moovies Common Stock. The transaction is subject to stockholder approval of both companies, and is anticipated to be completed some time in late calendar 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company's results of operations for the three and six months ended June 30, 1997 and 1996, reflect the operations of the Company and include the results of various acquisitions from and after their acquisition date.

Revenues. Revenues for the three and six months ended June 30, 1997 were $27,562,000 and $54,151,000, respectively, compared to revenues of $18,285,000 and $37,601,000 for the same periods in 1996. The increased revenues were a result of the additional 65 stores opened and 46 stores acquired by the Company subsequent to June 30, 1996. Product sales as a percentage of total revenues increased to 17.2% and 16.1% for the three and six months ended June 30, 1997, respectively, compared to 14.3% and 13.2% for the same periods in 1996. This increase is the result of several special sell-through promotions conducted by the Company during 1997 in addition to same store rental revenue decreases compared to the prior year which resulted in a higher percentage for product sales.

During the second quarter of 1997, same store revenues declined by approximately 5.5% principally due to (i) a lack of consumer acceptance of a weaker selection of new release product during 1997, (ii) an increased number of competitive openings in several of the Company's major markets, and (iii) overall industry softness that began in the first quarter of 1997. The Company anticipates that same store revenues will continue to decline in the quarter ended September 30, 1997 due to the same factors discussed above.

Operating Costs and Expenses. Operating expenses were $21,521,000 and $41,003,000 for the three and six months ended June 30, 1997 compared to $12,609,000 and $26,338,000 for comparable prior year periods. Operating expenses as a percentage of total revenues were 78.1% and 75.7% for 1997 compared to 69.0% and 70.0% for 1996. The increases reflect the effect of substantially fixed operating expenses on a per store basis being compared to revenue levels that were less than the previous year on a per store basis.

Cost of product sales increased $1,698,000 to $3,329,000 and $3,313,000 to $6,481,000 for the three and six months ended June 30, 1997. These increases are directly related to the increase in product sales. Cost of product sales as a percentage of product sales were 70.0% and 74.6% for the three and six months ended June 30, 1997 compared to 62.5% and 63.8% for 1996. The percentage increases are due to the lower margins accepted by the Company on the sell-through promotions and sales of previously viewed tapes conducted during the respective periods.

General and administrative expenses increased to $3,919,000 and $6,533,000 for the three and six months ended June 30, 1997, respectively, from $2,281,000 and $4,610,000 for the comparable prior year periods, reflecting the acquisitions and additional store openings. In addition, in May 1997, the Company announced it would reduce the number of new stores to be developed in 1997 and as a result of the reduced growth it would make immediate reductions in general and administrative expense. The cost of implementing these reductions resulted in a one-time charge of $1.5 million in second quarter of 1997 which was recorded as additional general and administrative expense. Excluding this one-time charge, general and administrative expense would have been $2,419,000 and $5,033,000, or 8.8% and 9.3% of total revenues for the three and six month periods, respectively, compared to 12.5% and 12.3%, respectively, for the same period in 1996. The percentage decrease, despite the increase in the amount of general and administrative expenses, reflects the effect of spreading these expenses over significantly greater revenues.

Interest Expense, net. Interest expense increased to $907,000 and $1,378,000 for the three and six months ended June 30, 1997 from $399,000 and $701,000 for the comparable prior year periods. The increases are related primarily to the increased borrowings under the Company's Senior Facility which were used to fund acquisitions and additional new store development.

Income Tax Expense. Income tax benefit for the three and six months ended June 30, 1997 was $1,128,000 and $994,000, respectively, compared to income tax expense for the three and six months ended June 30, 1996 of $387,000 and $802,000, respectively, representing an effective income tax rate of 40% for each period presented.

Liquidity and Capital Resources

The Company's primary long-term capital needs are for opening and acquiring new stores. The Company expects to fund such needs through cash flows from operations, borrowing under credit facilities, operating equipment leases and the net proceeds from the sale of debt and equity securities.

In March 1997, the Company signed a new senior credit facility (the "Senior Facility") for up to $75.0 million. The Senior Facility consists of (i) a five year $30.0 million long-term note with quarterly repayments beginning on September 30, 1997; (ii) a $41.0 million capital facilities line and (iii) a $4.0 million Revolver and replaced the Company's existing credit facility. The Company may borrow amounts under the capital facilities line until March 31, 1999 at which time it will begin repaying any amount outstanding quarterly over the next three years. The interest rate of the Senior Facility is variable based on LIBOR and the Company may repay the Senior Facility at any time without penalty. At June 30, 1997, the Company had outstanding borrowings of $45.0 million under the Senior Facility which consisted of the $30.0 million long-term note, $11.0 million under the capital facilities line and $4.0 million under a revolving line of credit. During June 1997 certain covenants of the Senior Facility were amended. At June 30, 1997 the Company was in compliance with all covenants.

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

The Company funds its short-term working capital needs, including the acquisition of videos and other inventory, primarily through cash from operations. The Company expects that cash from operations will be sufficient to fund future video and other inventory purchases and other working capital needs, although unanticipated expenses or revenue shortfalls may cause the Company to require additional financing to fund operations. Under generally accepted accounting principles, rental inventories are treated as non-current assets because they are not assets that are reasonably expected to be completely realized in cash or sold in the normal business cycle. Although the rental of this inventory generates a substantial portion of the Company's revenue, the classification of these assets as noncurrent excludes them from the computation of working capital. The cost of video inventory purchases, however, is reported as a current liability until paid, and accordingly, is included in the computation of working capital. Consequently, the Company believes working capital is not an appropriate measure of its liquidity and it anticipates that it will operate with a working capital deficit during 1997.

In July 1997, the Company announced it had entered into an agreement ("Merger Agreement") with Video Update Inc. ("Video Update") pursuant to which Video Update would acquire Moovies in a stock-for-stock merger transaction. (the "Merger") Terms of the agreement call for each stockholder of Moovies to receive
1.1 shares of Video Update Class A Common Stock for each share of Moovies Common Stock. The transaction is subject to stockholder approval of both companies, and is anticipated to be completed some time in late calendar 1997.

The obligations of Video Update and the Company to consummate the Merger are subject to the satisfaction of certain conditions, including, but not limited to, obtaining requisite approvals of the stockholders of Video Update and the Company, obtaining consents under the respective bank credit agreements of Video Update and the Company (which in respect to the Company's Senior Facility agreement requires payoff of all amounts outstanding at the time the Merger is consummated (the "Effective Time")), obtaining adequate financing, obtaining requisite regulatory approvals (including under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act")), the continuing accuracy, in all material respects, as of the Effective Time of the representations and warranties made by Video Update and the Company in the Merger Agreement, and the receipt of a certain legal opinion with respect to tax matters. Each party has the right to waive certain of the closing conditions referred to above. There can be no assurance that these conditions will be met and that the Merger will be consummated.

The Company's capital expenditures during the remainder of 1997 will focus on opening new stores and relocating or upgrading certain existing stores. In May 1997, the Company reassessed its new store development program and reduced the number of new stores expected to be opened during 1997. The Company opened 12 new stores during the second quarter of 1997 and 29 during the first six months of 1997. Because of reduced revenues and related cash flows from operations and the recently announced Merger Agreement, the Company has further reduced its new store development plans and currently expects that it will only open four additional video superstores during the remainder of 1997.


The Company estimates that the net cash required to open a new Moovies superstore, including store fixtures and equipment, leasehold improvements and rental and sale inventory, typically ranges from $275,000 to $325,000 per superstore.

Although the Company believes that cash from operations and borrowing availability under the Senior Credit Facility will be sufficient to fund existing operations through December 31, 1997, unanticipated expenses or revenue shortfalls may cause the Company to require additional financing to fund operations. To the extent that such sources are not adequate to fund existing operations, other sources of funds will be required. There can be no assurance that any such sources of funds will be available or, if available, that it will be on terms and conditions satisfactory or favorable to the Company.

Note regarding Private Securities Litigation Reform Act: Statements made by the Company which are not historical facts are forward looking statements that involve risks and uncertainties. Actual results could differ materially from those expressed or implied in forward looking statements. All such forward looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Important factors that could cause financial performance to differ materially from past results and from those expressed or implied in this document include, without limitation, the risks of acquisition of businesses (including limited knowledge of the businesses acquired and misrepresentations by sellers), changes in business strategy or development plans, new store openings, availability of financing, competition, management, ability to manage growth, loss of customers, the availability of products, the difficulty of managing leased inventory, and a variety of other factors. The obligations of Video Update and the Company to consummate the Merger are subject to the satisfaction of certain conditions, including, but not limited to, obtaining requisite approvals of the stockholders of Video Update and the Company, obtaining consents under the respective bank credit agreement of Video Update and the Company (which in respect to the Company Senior Credit Facility agreement requires payoff at of all an outstanding thereon at the time the Merger is consummated (the "Effective Time")), obtaining adequate financing, obtaining requisite regulatory approvals (including under the HSR Act), the continuing accuracy, in all material respects, as of the Effective Time of the representations and warranties made by Video Update and the Company in the Merger Agreement, and the receipt of a certain legal opinion with respect to tax matters. There can be no assurance that these conditions will be met and that the Merger will be consummated. For further information on these and other risks, see the "Risk Factors" section of Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as well as the Company's other filings with the Securities and Exchange Commission.




ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities.

     (a) None

     (b)  None
     (c)  Recent Sales of  Unregistered Securities

         The following information relates to securities to Moovies, Inc. issued or sold during the quarter ended June 30, 1997 which were not registered under the Securities Act in 1933, as amended (the "Securities Act"):

                From April 1997 through June 1997, an aggregate of 1,692 shares of Common Stock were purchased on the Nasdaq Stock Market and credited to participant's accounts pursuant to the Moovies, Inc. 401(k) Plan. The Company believes that these issuances were exempt from registration under the Securities Act by virtue of Section 4(2) as transactions not involving a public offering.

Item 3.  Defaults Upon Senior Securities.

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

         During the period covered by this report, the Company filed with the Securities and Exchange (the "Commission") and delivered to its stockholders the Company's Proxy Statement for Annual Meeting of Stockholder held May 15, 1997 (the "Proxy Statement").

        (a) The Company's  Annual  Meeting of  Stockholders  was held on May 15,
1997.

        (b) Management's nominees to the Board of Directors of the Company as previously reported to the Commission were elected by the holders of common stock. The election was uncontested. (c) With respect to the election of directors (as more fully described in the Proxy Statement) voted upon at the meeting, the inspector of election tabulated the following votes:

                               Number of       Number Votes     Abstentions
                                 Votes           Withheld        and Broker
                                  For                             Non-Votes
                             ------------     ---------------  ----------------
       Nominee for Office

           Arthur F. Greeder    9,740,706            -0-            12,625

           Charles D. Way       9,741,531            -0-            11,800


        (d) There was no solicitation subject to Rule 14a-11 of Regulation 14A under the Securities Exchange Act of 1934.

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K

        (a) See the Index to Exhibits.

        (b) Current Reports on Form 8-K

                The Registrant filed a Current Report on Form 8-K with the Commission on July 9, 1997 with respect to the Company's Merger Agreement with Video Update

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 1997.

                           MOOVIES, INC.

                           By:      /s/ John L. Taylor
                                    John L. Taylor
                                    President and Chief Executive Officer
                                    (principal executive officer)

                           By:      /s/ F. Andrew Mitchell
                                    F. Andrew Mitchell
                                    Chief Financial Officer and Director
                                    (principal financial officer)

                                  EXHIBIT INDEX

(a) The following exhibits, which are furnished with this Form 10-Q, are filed as part of this Form 10-Q:

EXHIBIT NO. EXHIBIT DESCRIPTION
2 --Agreement and Plan of Merger by and among Video Update, Inc., VUI Merger Corp. and Moovies, Inc., dated July 9, 1997 (incorporated by reference to Exhibit 2Current Report on Form 8-K dated July 9, 1997)

3.1*        --Restated   Certificate  of  Incorporation  of  Moovies,  Inc.

3.2         --Restated  Bylaws of Moovies,  Inc.  (Incorporated  by reference to
            Exhibit 3.2 in the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).

3.3**       --Certificate   of   Designation,    Preferences   and   Rights   of
            Participating Preferred Stock.

10.1.1** * --First Amendment to Credit Agreement dated June 17, 1997 among Moovies, Inc., various banks party thereto from time to time, and Banque Paribas as agent.

10.2*** --Agreement dated July 9, 1997 by and among Rentrak Corporation, Video Update, Inc. and Moovies, Inc.

10.3***     --Agreement dated June 18, 1997 by and among Moovies, Inc., and John
            L. Taylor

10.4*** --Agreement dated June 18, 1997 by and among Moovies, Inc., and F. Andrew Mitchell

10.5*** --Agreement dated April 1, 1997 by and among Moovies, Inc., and Robert J. Klein

10.6*** --Non-Qualified Stock Option Agreement dated as of April 17, 1997 by and between Moovies, Inc. and Robert J. Klein.

11.1***     --Statement Re Computation of Per Share Earnings

27.1***     --Financial Data Schedule

* Incorporated by reference to the same Exhibit number in the Registrant's Registration Statement on Form S-1 (No. 33-93562).

** Incorporated by reference to the same Exhibit number in the Registrant's quarterly Report on Form 10-Q for the Quarter ended March 31, 1997.

***         Filed herewith.