Form 10-Q
period 1997-09-30
MOOVIES INC
filed 1997-11-14
CIK 946826

FORM 10-Q
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1997
                                       OR
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No


The number of shares of common stock, par value $0.001 per share, outstanding at November 13, 1997 is 12,359,800.

________________________________________________________________________________
________________________________________________________________________________

                         PART I - FINANCIAL INFORMATION



Item 1.  Consolidated Financial Statements

                                  MOOVIES, INC.
                           Consolidated Balance Sheets
                                 (in thousands)

                                                               September 30,   December 31,
                             Assets                               1997             1996
                             ------                               ----             ----
                                                               (unaudited)

Current assets:
     Cash and cash equivalents                                  $   2,295      $  4,196
     Receivables                                                    1,302           927
     Merchandise inventory                                          5,220         8,265
     Deferred income tax benefit                                    7,978         1,517
     Other                                                          3,662         2,276
                                                                  -------       -------
         Total current assets                                      20,457        17,181

Videocassette rental inventory, net                                26,987        24,885
Furnishings and equipment, net                                     37,763        30,903
Goodwill                                                           46,644        39,718
Deposits and other assets                                           3,202         1,099
                                                                  -------       -------

                                                                $ 135,053      $113,786
                                                                  =======       =======

              Liabilities and Stockholders' Equity
              ------------------------------------

Current liabilities:
     Line of credit                                             $  19,000     $  19,000
     Notes payable                                                      -         2,600
     Current portion of long-term debt                              4,500           168
     Accounts payable                                              16,605        18,864
     Accrued liabilities                                           12,526         3,165
                                                                  -------       -------
         Total current liabilities                                 52,631        43,797

Long-term debt, less current portion                               26,375           101
Deferred income tax payable                                         4,599         7,677
                                                                  -------       -------
                                                                   83,605        51,575

Commitments

Stockholders' equity:
     Preferred stock, $.001 par value; 1,000,000 shares
         authorized; no shares issued and outstanding                  -             -
     Common stock, $.001 par value; 25,000,000 shares
         authorized; issued and outstanding 12,359,800
         shares at September 30, 1997 and 11,926,620 shares
         at December 31, 1996                                          12            12
     Additional paid-in capital                                    61,885        58,336
     Retained earnings (deficit)                                  (10,449)        3,863
                                                                  --------      -------
         Total stockholders' equity                                51,448        62,211
                                                                  -------       -------

                                                                $ 135,053      $113,786
                                                                  =======       =======

See accompanying notes to consolidated financial statements.

                                                       MOOVIES, INC.

                                           Consolidated Statements of Operations
                                                 (unaudited, in thousands)

                                                            Three Months                Nine Months
                                                         ended September 30,        ended September 30,
                                                         -------------------        -------------------
                                                         1997        1996           1997         1996
                                                         ----        ----           ----         ----
Revenues:
     Rental revenues                                  $  23,624    $ 19,126       $  69,083    $ 1,760
     Product sales                                        3,794       2,968          12,487      7,934
                                                        -------     -------        --------     ------
                                                         27,418      22,094          81,570      9,694

Operating costs and expenses:
     Operating expenses                                  26,363      16,242          67,366      2,580
     Cost of product sales                                3,375       1,791           9,856      4,958
     Selling, general and administrative                  2,181       2,409           7,214      7,019
     Amortization of Goodwill                               622         465           1,762      1,219
     Merger related costs                                   472           -             472          -
     Restructuring and other charges                     14,060           -          15,560          -
                                                        -------     -------        --------     ------
                                                         47,073      20,907         102,230      5,776
                                                        -------     -------        --------     ------

Operating income (loss)                                 (19,655)      1,187         (20,660)     3,918

Interest expense, net                                    (1,305)       (296)         (2,756)      (997)
Other, net                                                  (26)          3             (55)       (11)
                                                        --------    -------        ---------    ------

Income (loss) before income taxes and loss
     on early extinguishment of debt                    (20,986)        894         (23,471)     2,910


Income tax expense (benefit)                             (8,394)        353          (9,388)     1,155
                                                        --------    -------        ---------    ------

Income (loss) before extraordinary item                 (12,592)        541         (14,083)     1,755

Extraordinary item - loss on early
     extinguishment of debt                                   -         (64)           (229)       (64)
                                                        -------     --------       ---------    -------

Net income (loss)                                      $(12,592)   $    477       $ (14,312)   $ 1,691
                                                        ========    =======        =========    =======

Net income (loss) per share:
     Income (loss) before extraordinary item           $  (1.01)    $  0.05       $   (1.13)   $  0.18
     Extraordinary item                                       -      (0.01)           (0.02)     (0.01)
                                                        -------     -------        ---------    -------
     Net income (loss) per share:                      $  (1.01)    $  0.04        $  (1.15)   $  0.17
                                                        =======     =======        =========    =======

Weighted average shares outstanding                      12,517      11,850          12,414      9,904
                                                        =======     =======        ========     =======

See accompanying notes to consolidated financial statements.

                                                       MOOVIES, INC.

                                           Consolidated Statements of Cash Flows
                                                        (unaudited)

                                                                              Nine months ended September 30,
                                                                              -------------------------------
                                                                               1997                 1996
                                                                               ----                 ----
                                                                                     (in thousands)
Operating activities:
     Net income (loss)                                                     $   (14,312)       $    1,691
     Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
              Depreciation and amortization                                     22,218            14,827
              Restructuring and other charges                                   14,060                 -
              Changes in operating assets and liabilities:
                  Receivables                                                     (413)            1,861
                  Merchandise inventory                                          2,323            (2,585)
                  Other current assets                                          (1,604)           (1,495)
                  Deposits and other assets                                     (2,434)             (184)
                  Accounts payable                                              (2,298)            2,036
                  Accrued liabilities                                              278               512
                  Deferred income taxes                                         (9,539)            1,100
                                                                             ----------         --------

                  Net cash provided by operating activities                      8,279            17,763
                                                                             ----------         --------

Investing activities:
     Purchases of videocassette rental inventory, net                          (19,457)          (15,351)
     Purchases of furnishings and equipment, net                               (12,850)          (15,600)
     Proceeds from the sale of the grocery division                                  -               746
     Business acquisitions                                                      (5,004)          (11,323)
                                                                             ----------         ---------

                  Net cash used in investing activities                        (37,311)          (41,528)
                                                                             ----------         ---------

Financing activities:
     Proceeds from line of credit borrowings                                    20,000            11,296
     Proceeds from issuance of long-term debt                                   30,000             2,000
     Principal payments on line of credit borrowings                           (19,000)                -
     Principal payments on long-term debt                                       (3,869)          (10,370)
     Proceeds from issuance of common stock, net                                     -            22,481
                                                                            -----------        ----------

                  Net cash provided by financing activities                     27,131            25,407
                                                                            -----------        ----------

Increase (decrease) in cash and cash equivalents                                (1,901)            1,642

Cash and cash equivalents at beginning of period                                 4,196             3,564
                                                                            -----------        ----------

Cash and cash equivalents at end of period                                $      2,295        $    5,206
                                                                            ===========        ==========

Supplemental disclosure of cash flow information:

     Cash paid for interest                                               $      2,520        $     726
                                                                            ==========         ==========


See accompanying notes to consolidated financial statements.

                                  MOOVIES, INC.
                    NOTES TO CONDENSED FINANCIAL INFORMATION

(1)       Basis of Presentation
          ---------------------

          Moovies, Inc. (the "Company") currently operates 267 video specialty superstores located in Georgia, South Carolina, North Carolina, Tennessee, Virginia, Pennsylvania, New Jersey, New York, Connecticut, Ohio, Iowa, Colorado, Minnesota, Wisconsin, South Dakota, Nebraska and Michigan. In addition, the Company is the franchisor for an additional 43 stores located in Florida, Texas, Louisiana and Kentucky. Moovies' superstores rent and sell a wide range of videos and video games, rent video players and video game equipment, and sell video accessories such as blank cassettes, cleaning equipment and a variety of confectionery items.

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

 (2)      Senior Credit Facility
          ----------------------

          In March 1997, the Company signed a new senior credit facility (the "Senior Facility") for up to $75.0 million. The Senior Facility consists of (i) a five year $30.0 million long-term note with quarterly repayments beginning on September 30, 1997; (ii) a $41.0 million capital facilities line and (iii) a $4.0 million revolver. The Company may borrow amounts under the capital facilities line until March 31, 1999 at which time it will begin repaying any amount outstanding quarterly over the next three years. The interest rate of the Senior Facility is variable based on LIBOR and the Company may repay the Senior Facility at any time without penalty. At September 30, 1997, the Company had outstanding borrowings of $49.0 million under the Senior Facility which consisted of a $29.0 million long-term note, $16.0 million under the capital facilities line and $4.0 million under the revolver. The Company determined it would not be in compliance with certain covenants of its Senior Facility and accordingly requested and received a waiver for certain covenants for the period ended September 30, 1997; the Company was in compliance with the remaining covenants.

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

 (3)      Extraordinary item
          ------------------

          In connection with the repayment and replacement of its previous senior credit facility and the repayment of its subordinated note payable, the Company wrote off the remaining unamortized capitalized costs associated with these credit facilities. Accordingly, the Company recorded extraordinary items of approximately $229,000 and $64,000, net of income taxes, in the first quarter of 1997 and the third quarter of 1996, respectively.

(4)       Movie Warehouse Acquisition
          ---------------------------

          Concurrently with the closing of the Senior Facility, the Company acquired certain assets and business of Movie Warehouse, Inc. and affiliates ("Movie Warehouse") in an asset purchase transaction. The Company acquired 21 video specialty stores and the franchisor's interest with respect to an additional 43 video specialty stores which will continue to operate under the Movie Warehouse name. The aggregate consideration for the acquisition was approximately $9.6 million, consisting of $5.0 million in cash, $2.0 million in promissory notes due in March 1999 and $2.6 million in common stock (427,672 shares).

(5)       Video Update Acquisition
          ------------------------

          In July 1997, the Company announced that it had entered into an agreement with Video Update, Inc. ("Video Update") pursuant to which Video Update would acquire Moovies in a stock-for-stock merger transaction. Terms of the agreement called for each stockholder of Moovies to receive 1.1 shares of Video Update Class A Common Stock for each share of Moovies Common Stock. In October 1997, the Merger Agreement was amended and now provides that each stockholder of Moovies will receive .75 shares of Video Update Class A Common Stock for each share of Moovies' Common Stock. The transaction is subject to stockholder approval of both companies and certain other terms and conditions, and is anticipated to be completed in early 1998. During the quarter ended September 30, 1997, the Company incurred $472,000 of merger related costs.

(6)       Restructuring and Other Charges
          -------------------------------

          In May 1997, the Company announced it would reduce the number of new stores to be developed in 1997 and as a result of the reduced growth plans it would make immediate reductions in general and administrative expenses. The cost of implementing these reductions resulted in a one-time charge of $1.5 million or $0.07 per share, which was recorded in the second quarter.

          During the third quarter of 1997, the Company began and completed an extensive analysis of its store base performance and adopted a business restructuring plan to close approximately 20 of its stores and eliminate future store growth for at least the next twelve months. Management concluded that certain stores were under performing, that it was not prudent to continue to operate these locations and that cash from operations and the lack of borrowing capacity would not allow for continued cash outlay for opening additional stores.

          This restructuring plan has resulted in the Company recording an additional $14.1 million pretax charge for restructuring and other charges in the third quarter of 1997. The components of the charge include approximately (i) $4.8 million in reserves for future cash outlays for lease terminations, miscellaneous closing costs and legal and accounting costs, (ii) $2.8 million in asset write downs associated with the store closings, (iii) $2.9 million in write down of rental inventory previously expected to be transferred to and used in new stores that will now be liquidated, (iv) $2.1 million in write off of store design prototypes and capitalized costs associated with the development of new sites which will not be developed, (v) $1.1 million in reserves for future cash outlays under existing contracts for purchases of fixtures and equipment that were intended to be placed in new stores and (vi) $400,000 for the closure of the Company's product management center for new store inventory.

          The expected store closings are not concentrated in a particular geographic area. The principal factors considered in identifying stores for closure included: (i) whether a store generated sufficient cash flow at the store level to provide an acceptable return on current investment; (ii) whether the latest sales trends indicated a likely improvement in the historical store results; (iii) whether the current or future competitive climate would make sales improvements less likely; and (iv) whether a store's performance warrants lease renewal where the lease was scheduled to expire within the next year. In some situations, the timing of store closures will depend on the Company's ability to negotiate reasonable lease termination agreements. The lease commitments associated with the closing stores will be retired entirely or materially diminished by one of three methods: (i) through the normal expiration of the lease within the next year; (ii) through the subletting of the property to another entity; or (iii) through a negotiated lease buyout with the individual landlord. The store closures are expected to be completed by the end of the second quarter of 1998. The stores identified for closure had revenues and store operating expenses (including amortization of videocassettes and cost of goods sold) of approximately $3.0 million and $4.2 million, respectively, for the nine months ended September 30, 1997.

          During the first quarter of 1996, the Company adopted Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," issued in March 1995. In conjunction with the business restructuring, an estimated $2.8 million impairment loss was incurred for those stores identified to close where projected operating performance indicated an impairment. This impairment loss related primarily to the write-off of leasehold improvements, fixtures and intangibles and a valuation allowance for videocassette rental inventory associated with the stores to be closed.

          Since its inception, the Company has experienced rapid growth through new store openings and acquisitions. To meet this growth expectation, the Company had built a strong store development department, opened a new store product management center, developed store design prototypes, accumulated videocassette tapes to be used in opening new stores, started the development of a software system capable of tracking each tape and entered into selected contracts with suppliers for the purchase of store fixtures. As a result of the elimination of future growth, these designs, systems, centers and contracts are no longer necessary.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
---------------------

The Company's results of operations for the three and nine months ended September 30, 1997 and 1996, reflect the operations of the Company and include the results of various acquisitions from and after their acquisition date.

Revenues. Revenues for the three and nine months ended September 30, 1997 were $27,418,000 and $81,570,000, respectively, compared to revenues of $22,094,000 and $59,694,000 for the same periods in 1996. The increased revenues were a result of the additional 51 stores opened and 23 stores acquired by the Company subsequent to September 30, 1996. Product sales as a percentage of total revenues were 12.8% and 14.7% for the three and nine months ended September 30, 1997, respectively, compared to 13.4% and 13.3% for the same periods in 1996.

During the third quarter of 1997, same store revenues declined by approximately 12%. Management believes this decline was principally due to (i) a lack of consumer acceptance of a weaker selection of new release product during 1997,
(ii) an increased number of competitive openings in several of the Company's major markets, and (iii) overall industry softness that began in the first quarter of 1997. The Company anticipates that same store revenues will continue to decline in the quarter ended December 31, 1997 due to the same factors discussed above.

Operating Costs and Expenses. Operating expenses were $26,363,000 and $67,366,000 for the three and nine months ended September 30, 1997 compared to $16,242,000 and $42,580,000 for comparable prior year periods. Operating expenses as a percentage of total revenues were 96.2% and 82.6% for 1997 compared to 73.5% and 71.3% for 1996. The increases primarily reflect the effect of substantially fixed operating expenses on a per store basis compared to revenue levels that were significantly less than the previous year on a per store basis and higher levels of expenses for new stores as new store revenues have not ramped up to expected levels. In addition, the Company incurred additional operating expenses related to (i) increased advertising costs, including a direct mail advertising campaign to inactive customers and (ii) increased tape amortization and use of leased product. Management believes that operating expenses as a percentage of revenue will improve in the fourth quarter, but that it will still be higher than the previous year.

Cost of product sales increased by $1,584,000 to $3,375,000 and by $4,898,000 to $9,856,000 for the three and nine months ended September 30, 1997. These increases are directly related to the increase in product sales. Cost of product sales as a percentage of product sales were 88.9% and 78.9% for the three and nine months ended September 30, 1997 compared to 60.3% and 62.5% for 1996. The percentage increases are due to the lower margins accepted by the Company on selected sell-through promotions conducted during the respective periods and the increased sales of previously viewed tapes at substantially reduced margins, which tapes have historically been used to build the rental inventory of new stores. Management believes that the Company will continue to experience margin pressures in the fourth quarter; however, it does expect to see improvement from the third quarter of 1997 results.

General and administrative expenses were $2,181,000 and $7,214,000 for the three and nine months ended September 30, 1997, respectively, compared to $2,409,000 and $7,019,000 for the comparable prior year periods. General and administrative expenses were 8.0% and 8.8% of total revenues for the three and nine months ended September 30, 1997, respectively, as compared to 10.9% and 11.8%, respectively, for the same nine months period in 1996. These reduced percentages reflect the additional leverage achieved by the Company in 1997 as well as the results of the restructuring of the Company's operations, which started in May 1997. Management believes that general and administrative expenses as a percentage of revenue will continue to decline in the fourth quarter.

Interest Expense, net. Interest expense increased to $1,305,000 and $2,756,000 for the three and nine months ended September 30, 1997 from $296,000 and $997,000 for the comparable prior year periods.

The increases are related primarily to the increased borrowings under the Company's Senior Facility which were used to fund acquisitions, additional new store development and operations.

Income Tax Expense. Income tax benefit for the three and nine months ended September 30, 1997 was $8,394,000 and $9,388,000, respectively, compared to income tax expense for the three and nine months ended September 30, 1996 of $353,000 and $1,155,000, respectively, representing an effective income tax rate of 40% for each period presented.

Liquidity and Capital Resources
-------------------------------

Historically, the Company's primary long-term capital needs have been for opening and acquiring new stores. The Company has funded such needs through cash flows from operations, borrowing under credit facilities, operating equipment leases and the net proceeds from the sale of debt and equity securities.

In March 1997, the Company signed a new senior credit facility (the "Senior Facility") for up to $75.0 million. The Senior Facility consists of (i) a five year $30.0 million long-term note with quarterly repayments beginning on September 30, 1997; (ii) a $41.0 million capital facilities line and (iii) a $4.0 million Revolver and replaced the Company's then existing credit facility. The Company may borrow amounts under the capital facilities line until March 31, 1999 at which time it will begin repaying any amount outstanding quarterly over the next three years. The interest rate of the Senior Facility is variable based on LIBOR and the Company may repay the Senior Facility at any time without penalty. At September 30, 1997, the Company had outstanding borrowings of $49.0 million under the Senior Facility which consisted of the $29.0 million long-term note, $16.0 million under the capital facilities line and $4.0 million under a revolving line of credit. The Company determined it would not be in compliance with certain covenants of its Senior Facility and accordingly requested and received a waiver for certain covenants for the period ended September 30, 1997; the Company was in compliance with the remaining covenants. There can be no assurance that future waivers will be received if needed.

Concurrently with the closing of the Senior Facility, the Company acquired certain assets and business of Movie Warehouse, Inc. and affiliates ("Movie Warehouse") in an asset purchase transaction, including 21 video specialty stores and the franchisor's interest with respect to an additional 43 specialty stores which will continue to operate under the Movie Warehouse name. The aggregate consideration for the acquisition was approximately $9.6 million, consisting of $5.0 million in cash, $2.0 million in promissory notes due in March 1999, and $2.55 million in common stock (427,672 shares).

The Company funds its short-term working capital needs, including the acquisition of videos and other inventory, primarily through cash from operations. For the quarter ended September 30, 1997, cash from operations did not meet the Company's expectations and, as a result, the amounts due to selected vendors are now past due. The Company is working with these vendors to develop repayment plans. The Company has maintained a satisfactory relationship with its current vendors, including its two primary product vendors. The loss of these two product vendors could have a material adverse effect on the Company. Assuming the Company is able to reach satisfactory arrangements with the selected vendors, the Company expects that cash from operations will be sufficient to fund future video and other inventory purchases and other working capital needs, although unanticipated expenses or revenue shortfalls likely will cause the Company to require additional financing to fund operations. There can be no assurance that any such sources of funds will be available or, if available, that they will be on terms and conditions satisfactory or favorable to the Company.

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

The Company's capital expenditures during the remainder of 1997 will be limited by cash from operations and lack of additional borrowing capacity under its Senior Facility. In May 1997, the Company reassessed its new store development program and reduced the number of new stores expected to be opened during 1997. The Company opened four new stores during the third quarter of 1997 and 33 during the first nine months of 1997. No additional new stores are presently being contemplated due to cash flow constraints and the current merger plans. The Company is in the process of closing approximately 20 stores. Management does not believe that these store closings will have a material adverse effect on the Company's cash flow (See also footnote 6).

In July 1997, the Company announced it had entered into an agreement ("Merger Agreement") with Video Update Inc. ("Video Update") pursuant to which Video Update would acquire Moovies in a stock-for-stock merger transaction (the "Merger"). (See also footnote 5). The obligations of Video Update and the Company to consummate the Merger are subject to the satisfaction of certain conditions, including, but not limited to, obtaining requisite approvals of the stockholders of Video Update and the Company, obtaining consents under the respective bank credit agreements of Video Update and the Company (which in respect to the Company's Senior Facility agreement requires payoff of all amounts outstanding at the time the Merger is consummated (the "Effective Time")), obtaining adequate financing, obtaining requisite regulatory approvals (including under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act")), the continuing accuracy, in all material respects, as of the Effective Time of the representations and warranties made by Video Update and the Company in the Merger Agreement, and the receipt of a legal opinion with respect to certain tax matters. Each party has the right to waive certain of the closing conditions referred to above. There can be no assurance that these conditions will be met and that the Merger will be consummated.

Note regarding Private Securities Litigation Reform Act: Statements made by the Company which are not historical facts are forward looking statements that involve risks and uncertainties. Actual results could differ materially from those expressed or implied in forward looking statements. All such forward looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Important factors that could cause financial performance to differ materially from past results and from those expressed or implied in this document include, without limitation, the risks of acquisition of businesses (including limited knowledge of the businesses acquired and misrepresentations by sellers), changes in business strategy or development plans, new store openings, availability of financing, competition, management, ability to manage growth, loss of customers, the availability of products, the difficulty of managing leased inventory, the effects of store closings and restructuring on the Company's operations, lack of customer acceptance of new video releases, and a variety of other factors. The obligations of Video Update and the Company to consummate the Merger are subject to the satisfaction of certain conditions, including, but not limited to, obtaining requisite approvals of the stockholders of Video Update and the Company, obtaining consents under the respective bank credit agreement of Video Update and the Company (which in respect to the Company Senior Credit Facility agreement requires payoff at of all an outstanding thereon at the time the Merger is consummated (the "Effective Time")), obtaining adequate financing, obtaining requisite regulatory approvals (including under the HSR Act), the continuing accuracy, in all material respects, as of the Effective Time of the representations and warranties made by Video Update and the Company in the Merger Agreement, and the receipt of a certain legal opinion with respect to tax matters. There can be no assurance that these conditions will be met and that the Merger will be consummated. For further information on these and other risks, see the "Risk Factors" section of Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as well as the Company's other filings with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities.

     (a) None

     (b)  None

     (c)  Recent Sales of  Unregistered Securities

          The following information relates to securities of Moovies, Inc. issued or sold during the quarter ended September 30, 1997 which were not registered under the Securities Act in 1933, as amended (the "Securities Act"):

               From July 1997 through September 1997, an aggregate of 422_ shares of Common Stock were purchased on the Nasdaq Stock Market and credited to participant's accounts pursuant to the Moovies, Inc. 401(k) Plan. The Company believes that these issuances were exempt from registration under the Securities Act by virtue of
               Section 4(2) as transactions not involving a public offering.

Item 3.  Defaults Upon Senior Securities.

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K

     (a)  See the Index to Exhibits.

     (b)  Current Reports on Form 8-K

         The Registrant filed a Current Report on Form 8-K with the Commission on July 10, 1997 with respect to the Company's Merger Agreement with Video Update

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 1997.

                           MOOVIES, INC.

                           By:/s/ John L. Taylor
                              --------------------------------------------
                              John L. Taylor
                              President and Chief Executive Officer
                              (principal executive officer)

                           By:/s/ F. Andrew Mitchell
                              --------------------------------------------
                              F. Andrew Mitchell
                              Chief Financial Officer and Director
                              (principal financial officer)

                                  EXHIBIT INDEX

(a) The following exhibits, which are furnished with this Form 10-Q, are filed as part of this Form 10-Q:

Exhibit No.         Exhibit Description
-----------         -------------------

2.1           --    Agreement  and Plan of  Merger by and  among  Video  Update,
                    Inc., VUI Merger Corp. and Moovies, Inc., dated July 9, 1997
                    (incorporated  by reference to Exhibit 2 in the Registrant's
                    Current Report on Form 8-K dated July 9, 1997)

2.2           --    Amendment dated as of October 27, 1997 to Agreement and Plan of Merger by and among Video Update,  Inc., VUI Merger Corp.
                    and Moovies, Inc., dated as of July 9, 1997. (Incorporated by reference to Exhibit 2 in the Registrant's Current Report on Form 8-K filed on November 10, 1997).

3.1*          --    Restated Certificate of Incorporation of Moovies, Inc.

3.2           --    Restated Bylaws of Moovies, Inc.  (Incorporated by reference to Exhibit 3.2 in the Registrant's  Quarterly Report on Form
                    10-Q for the quarter ended March 31, 1996).

3.3**         --    Certificate  of  Designation,   Preferences  and  Rights  of
                    Participating Preferred Stock.

10.2***       --    Agreement   dated   July  9,  1997  by  and  among   Rentrak
                    Corporation, Video Update, Inc. and Moovies, Inc.

10.3****      --    Voting  Agreement  dated  July 9,  1997 by and  among  Video
                    Update, Inc., VUI Merger Corp., Inc., Moovies, Inc., and certain persons listed therein as Amended and Restated as of October 27, 1997.

11.1****      --    Statement Re Computation of Per Share Earnings

27.1****      --    Financial Data Schedule



*         Incorporated   by  reference  to  the  same  Exhibit   number  in  the
          Registrant's Registration Statement on Form S-1 (No. 33-93562).

**        Incorporated   by  reference  to  the  same  Exhibit   number  in  the
          Registrant's quarterly Report on Form 10-Q for the Quarter ended March 31, 1997.

***       Incorporated   by  reference  to  the  same  Exhibit   number  in  the
          Registrant's quarterly Report on Form 10-Q for the Quarter ended June 30, 1997.

****      Filed herewith.